Form 10-K/A
period 1995-06-30
SPRECKELS INDUSTRIES INC
filed 1996-07-16
CIK 824096

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------

                                  FORM 10-K-A1
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  FOR THE FISCAL YEAR ENDED JUNE 30, 1995

                                       or

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                  For the transition period from            to

                             Commission File Number
                                     0-23050

                           SPRECKELS INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                       94-3050406
   (State or other jurisdiction of                      (I.R.S. Employer
     incorporation of organization)                     Identification No.)

       6805 MORRISON BOULEVARD, SUITE 450, CHARLOTTE, NORTH CAROLINA 28211
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (704) 367-4220
                                -----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   Name of each exchange
                  Title of each class                on which registered

                           None                             None

Registrant hereby amends Item 14(a)2 of its Form 10-K.

                                     PART IV

ITEM 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                   FORM 8-K

         (a)       The following documents are filed as a part of this report:

                  1.      Financial Statements

                          The following consolidated financial statements, schedules of consolidated segment information, supplemental information and report of independent public accountants contained in the 1995 Annual Report to Stockholders, are incorporated by reference in this report:

                          - Consolidated Statements of Operations for the year ended June 30, 1995, the eleven months ended June 30, 1994, one month ended July 31, 1993 and the year ended June 30, 1993.

                          - Consolidated Balance Sheets as of June 30, 1995 and June 30, 1994.

                          - Consolidated Statements of Cash Flows for the year ended June 30, 1995, the eleven months ended June 30, 1994, one month ended July 31, 1993 and year ended June 30, 1993.

                          - Consolidated Statements of Common Stock Equity (Deficit) for the year ended June 30, 1995, the eleven months ended June 30, 1994, one month ended July 31, 1993 and year ended June 30, 1992.

                          -         Notes to Consolidated Financial Statements.

                          -         Quarterly Results of Operations.

                          -         Report of Independent Public Accountants.

                  2.      Consolidated Financial Statement Schedules

                          - Condensed Consolidating Balance Sheets as of June 30, 1995 and June 30, 1994.

                          - Condensed Consolidating Statements of Operations for the year ended June 30, 1995, the eleven months ended June 30, 1994, the one month ended July 31, 1993 and the year ended June 30, 1993.

                          - Condensed Consolidating Statements of Cash Flows for the year ended June 30, 1995, the eleven months ended June 30, 1994, the one month ended July 31, 1993 and the year ended June 30, 1993.

                          - Valuation and Qualifying Accounts for the year ended June 30, 1995, the 11 months ended June 30, 1994, the one month ended July 31, 1993 and the year ended June 30, 1993.

         All other schedules have been omitted since the required information is either not present in amounts sufficient to require submission of the schedule or is included in the consolidated financial statements or notes thereto.

                   3.     Exhibits

                          See (c) below.

         (b)       Reports on Form 8-K filed during fourth quarter:

                   None.

         (c)       Exhibits

                   The  exhibits  filed  with this  Form 10-K are  listed in the
Exhibit Index commencing on page 29.

                           SPRECKELS INDUSTRIES, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  JUNE 30, 1995


                                                                                             COMBINED
                                                                           COMBINED            NON-
                                                             PARENT        GUARANTOR         GUARANTOR
                                                            COMPANY        SUBSIDIARIES     SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED

(dollars in thousands)
ASSETS
Cash and cash equivalents                                 $     (63)      $  (5,472)      $   2,145       $   5,829       $   2,439
Accounts receivable, net                                       --            35,364           5,037            --            40,401
Inventories                                                    (100)         94,244           7,413            --           101,557
Other current assets                                          5,641          11,091           2,901            --            19,633
                                                                          ---------       ---------       ---------       ---------
    Total current assets                                      5,478         135,227          17,496           5,829         164,030

Property, plant and equipment, net                               97         116,430           2,171            --           118,698
Excess reorganization value, net                               --            30,098            --              --            30,098
Investment in subsidiary                                    179,405           4,932          (4,932)       (179,405)           --
Prepaid pension cost                                           --             1,906            --              --             1,906
Other assets                                                  1,296           2,325            (244)             (8)          3,369
                                                                                          ---------       ---------       ---------
    Total Assets                                          $ 186,276       $ 290,918       $  14,491       $(173,584)      $ 318,101
                                                          =========       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS'
EQUITY

Short-term borrowing and current
  portion of long-term debt                               $    --         $  36,639       $    --         $    --         $  36,639
Accounts payable                                              2,183          15,958           2,946           5,830          26,917
Accrued payroll costs                                           123           7,154            --              --             7,277
Accrued interest                                              1,492             335            --              --             1,827
Other current liabilities                                     5,073          13,935           4,294            --            23,302
                                                                                          ---------       ---------       ---------
    Total current liabilities                                 8,871          74,021           7,240           5,830          95,962

Long-term debt                                               70,000          13,727            --              --            83,727
Intercompany debt                                              --            28,698            --           (28,698)           --
Post-retirement benefit obligation                              173          19,104            --              --            19,277
Deferred taxes                                               23,752             855            --              --            24,607
Other non-current liabilities                                 1,269          17,361           3,389            --            22,019
                                                                                          ---------       ---------       ---------
    Total liabilities                                       104,065         153,766          10,629         (22,868)        245,592

Stockholders' equity:
Common stock and additional
  paid-in capital                                            36,617         147,906            --          (113,523)         71,000
Retained earnings (accumulated deficit)                      45,595         (10,691)          2,619         (37,193)            330
Treasury stock                                                   (1)           --              --              --                (1)
Accumulated benefit obligation in
  excess of plan assets                                        --              (154)           --              --              (154)
Accumulated foreign currency
  translation adjustment                                       --                91           1,243            --             1,334
                                                                                                          ---------       ---------
    Total stockholders' equity                               82,211         137,152           3,862        (150,716)         72,509
                                                          ---------       ---------       ---------       ---------       ---------
    Total Liabilities and Stockholders'
      Equity                                              $ 186,276       $ 290,918       $  14,491       $(173,584)      $ 318,101
                                                          =========       =========       =========       =========       =========

                           SPRECKELS INDUSTRIES, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                  JUNE 30, 1994

                                                                               COMBINED
                                                            COMBINED             NON-
                                              PARENT        GUARANTOR          GUARANTOR
                                            COMPANY        SUBSIDIARIES       SUBSIDIARIES   ELIMINATIONS       CONSOLIDATED
                                                                                (Dollars in thousands)


ASSETS
Cash and cash equivalents                  $     (144)    $       319       $      890      $      ---        $     1,065
Accounts receivable, net                          ---          33,404            4,130             ---             37,534
Inventories                                      (100)         81,497            4,661             ---             86,058
Other current assets                            7,637          11,737            1,189             ---             20,563
                                           ---------------  --------------  --------------   --------------------------------
    Total current assets                        7,393         126,957           10,870             ---            145,220

Property, plant and equipment, net                115         107,017            1,496             ---            108,628
Excess reorganization value, net                 (553)         49,119             (412)            ---             48,154
Investment in subsidiary                      150,714           3,432           (3,432)       (150,714)               ---
Intercompany receivable                        13,737             ---              ---         (13,737)               ---
Other assets                                    3,492           3,592              127             ---              7,211
                                           --------------  ---------------  ----------------------------------------------------
    Total Assets                           $   174,898    $    290,117      $    8,649    $   (164,451)     $      309,213
                                           ===========    ============      =============== =============     ==============

LIABILITIES AND STOCKHOLDERS'
EQUITY

Short-term borrowings and current
  portion of long-term debt                $      ---     $    23,937       $     110       $      ---        $    24,047
Accounts payable                                  711          19,829            1,602             ---             22,142
Accrued payroll costs                             878           7,743              ---             ---              8,621
Accrued interest                                1,479             201              ---             ---              1,680
Other current liabilities                       7,944           9,426            2,347             ---             19,717
                                           ----------------------------     --------------   ---------------------------------
    Total current liabilities                  11,012          61,136            4,059             ---             76,207

Long-term debt                                 70,000          10,338              ---             ---             80,338
Intercompany payable                              ---          13,737              ---         (13,737)               ---
Post-retirement benefit obligation                ---          25,667              ---             ---             25,667
Deferred tax                                   27,907             795              ---             ---             28,702
Other non-current liabilities                   6,409          16,736            2,203             ---             25,348
                                           --------------------------       --------------   -------------------------------
                                              115,328         128,409            6,262         (13,737)           236,262

Stockholders' equity:
  Common stock and additional
    paid-in capital                            58,005         160,913              ---        (147,918)            71,000
  Retained earnings (accumulated deficit)       2,470             721            2,075          (2,796)             2,470
  Treasury stock                                  (1)            ---               ---             ---                 (1)
  Accumulated benefit obligation in
    excess of plan assets                        (904)            ---              ---              ---              (904)
  Accumulated foreign currency
    translation adjustments                       ---              74              312              ---               386
                                            --------------------------------------------------------------------------------------
    Total stockholders' equity                 59,570         161,708            2,387         (150,714)             72,951
                                           --------------   -------------   --------------   --------------   ---------------
    Total liabilities and stockholders'
      equity                            $      174,898  $     290,117     $      8,649    $    (164,451)      $     309,213
                                            ==============  =============     ==============  =============     =============


                           SPRECKELS INDUSTRIES, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                  JUNE 30, 1995


(dollars in thousands)


                                                                            COMBINED
                                                            COMBINED          NON-
                                              PARENT        GUARANTOR       GUARANTOR
                                            COMPANY        SUBSIDIARIES    SUBSIDIARIES         ELIMINATIONS  CONSOLIDATED
Net Sales                                  $      ---       $  330,893      $   26,904       $      (745)     $   357,052
Cost of product sold                              ---          278,995          15,711              (745)         293,961
                                           ------------------------------   -------------    -------------------------------
Gross profit                                      ---           51,898          11,193              ---            63,091

Selling, general and administrative
  expense                                       5,923           42,465           7,103              ---            55,491
Cost of work force reduction at
  Spreckels Sugar and restructuring
  of the corporate office                       1,216              853             ---              ---             2,069
Equity in (earnings) loss of
  subsidiaries                                 (5,867)          (2,203)            ---            8,070               ---
                                           --------------   --------------  -------------------------------    -------------------
Income from operations                          (1,272)         10,783           4,090            (8,070)           5,531

Interest expense, net                           8,780            1,556              74              ---            10,410
Intercompany (income) expense                  (4,567)           4,567             ---              ---               ----
                                           ---------------  --------------  -------------------------------------------------------
Income (loss) before provision
  for income tax                                (5,485)          4,660           4,016            (8,070)           (4,879)
Provision (benefit) for income
  tax                                           (3,345)         (1,207)          1,813               ---            (2,739)
                                           --------------    -----------------------------   ----------------------------------
Net income (loss)                          $    (2,140)   $      5,867      $    2,203       $    (8,070)     $     (2,140)
                                           ==============   ==============  ==============   ================ =================

                           SPRECKELS INDUSTRIES, INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                       ELEVEN MONTHS ENDED JUNE 30, 1994


                                                                            COMBINED
                                                            COMBINED          NON-
                                              PARENT        GUARANTOR        GUARANTOR
                                            COMPANY        SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED

Net Sales                                  $      ---       $  331,300      $   19,055       $      (778)     $   349,577
Cost of products sold                             ---          275,452          11,211              (778)         285,885
                                           -------------------------------  -------------    -------------------------------
Gross profit                                      ---           55,848           7,844              ---            63,692
Selling, general and administrative
  expenses                                      4,721           39,400           4,894              ---            49,015
Equity in (earnings) loss of
  subsidiaries                                   (721)         (2,075)             ---            2,796              ---
                                           ---------------  --------------  --------------------------------     -------------------
Income (loss) from operations                  (4,000)         18,523           2,950            (2,796)          14,677
Interest expense, net                           7,892           1,021              98              ---             9,011
Intercompany (income) expense                 (14,465)         14,622            (157)             ---               ---
                                           --------------   -------------   ---------------  -------------------------------------
Income (loss) before provision
  for income taxes                              2,573            2,880           3,009            (2,796)          5,666
Provision (benefit) for income taxes              103            2,159             934               ---           3,196
                                           ---------------   ------------------------------  -----------------------------------
Net income                                 $    2,470    $         721      $    2,075       $    (2,796)     $    2,470
                                           =============    =============== ==============   ===============  =================

                           SPRECKELS INDUSTRIES, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                          ONE MONTH ENDED JULY 31, 1993


                                                                            COMBINED
                                                            COMBINED          NON-
                                              PARENT        GUARANTOR       GUARANTOR
                                            COMPANY        SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED

Net Sales                                  $      ---       $   28,053      $    1,531       $      (112)     $    29,472
Cost of products sold                             ---          22,407             908               (112)         23,203
                                           --------------   --------------  --------------  ----------------  --------------------
Gross profit                                      ---            5,646             623              ---             6,269
Selling, general and administrative
  expenses                                        321            4,432             409              ---             5,162
Equity in (earnings) loss of
  subsidiaries                                 (9,435)              39              ---           9,396               ---
                                           --------------   --------------  --------------  ----------------  --------------------
Income (loss) from operations                   9,114            1,175             214            (9,396)           1,107
Interest expense, net                           1,574              237              15              ---             1,826
Intercompany (income) expense                  (1,207)           1,222              (15)            ---               ---
Reorganization items                              555              ---              ---             ---               555
                                           --------------   --------------  --------------  ----------------  --------------------
Income (loss) before provision
  for income taxes, fresh-start adjustments,
  cumulative effect of changes in accounting
  principles and extraordinary items            8,192             (284)            214            (9,396)           (1,274)
Provision (benefit) for income taxes              130             (235)            105               ---               ---
                                           --------------   --------------  --------------  ----------------  --------------------
Income (loss) before fresh-start
  adjustments, cumulative effect of
  changes in accounting principle and
  extraordinary items                            8,062             (49)            109            (9,396)           (1,274)
Fresh-start reporting adjustments,
  net of tax                                       ---          16,194            (148)             ---             16,046
Cumulative effect of changes in
  accounting principle, net of tax                 ---          (6,710)           ---               ---             (6,710)
Extraordinary item, debt forgiveness
  net of tax                                      26,388           ---            ---               ---             26,388
                                           --------------   --------------  --------------  ----------------  --------------------
Net income (loss)                          $      34,450   $     9,435      $       (39)     $    (9,396)      $    34,450
                                           ==============   =============== ==============  ================  ===============


                           SPRECKELS INDUSTRIES, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                  JUNE 30, 1993


                                                                                         COMBINED
                                                                         COMBINED          NON-
                                                         PARENT         GUARANTOR        GUARANTOR
                                                         COMPANY        SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED

Net Sales                                              $    --          $ 314,891        $  19,846       $    --          $ 334,737
Cost of products sold                                       --            261,490           12,065            --            273,555
                                                                                         ---------       ---------        ---------
Gross profit                                                --             53,401            7,781            --             61,182
Selling, general and administrative
  expense                                                  4,131           38,621            4,349            --             47,101
Other operating expense                                     (259)             610               79            --                430
Equity in (earnings) loss of
  subsidiaries                                             2,749           (1,640)            --            (1,109)            --
                                                                        ---------        ---------       ---------        ---------
Income (loss) from operations                             (6,621)          15,810            3,353           1,109           13,651
Interest expense, net                                     17,413            2,891              103            --             20,407
Intercompany (income) expense                            (15,722)          15,722             --              --               --
Reorganization items                                      19,580             --               --              --             19,580
Other non-operating expenses                                 996             --               --              --                996
                                                                                                         ---------        ---------
Income (loss) before provision
  for income taxes                                       (28,888)          (2,803)           3,250           1,109          (27,332)
Provision (benefit) for income taxes                      (1,263)             (54)           1,610            --                293
                                                                                                         ---------        ---------
Net income (loss)                                      $ (27,625)       $  (2,749)       $   1,640       $   1,109        $ (27,625)
                                                                        =========        =========       =========        =========

                           SPRECKELS INDUSTRIES, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  JUNE 30, 1995


                                                                                          COMBINED
                                                                        COMBINED            NON-
                                                             PARENT    GUARANTOR          GUARANTOR
                                                            COMPANY    SUBSIDIARIES     SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                                                                  (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                       $ (2,140)   $  5,867          $  2,203    $ (8,070)   $ (2,140)
    Equity in (earnings) loss of
      subsidiaries                                            (5,867)     (2,203)             --         8,070        --
    Depreciation and amortization                                229       7,763               201        --         8,193
    Deferred income tax                                         --        (6,052)             --          --        (6,052)
    Gain on the sale of fixed assets                            --            48              --          --            48
Net changes in operating assets and liabilities:
    Decrease (increase) in receivable,
      prepaid expenses and other assets                        1,997      (1,315)           (2,619)       --        (1,937)
    Decrease (increase) in inventories                          --       (12,747)           (2,752)       --       (15,499)
    Increase (decrease) in trade payables
      and accrued expenses                                    (2,927)        243             3,263       5,829       6,408
    Increase (decrease) in other non-
      current liabilities                                     (8,812)     (2,083)            1,176        --        (9,719)
Deferred charges and other assets                              2,099         889               900        --         3,888
                                                              --------    --------         --------    ------     ---------

Net cash provided by (used in)
  operating activities                                       (15,421)     (9,590)            2,372       5,829     (16,810)
                                                              --------    --------         --------    ------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                        --       (20,501)           (1,035)       --       (21,536)
    Proceeds from sale of fixed assets                          --         1,243              --          --         1,243
    Proceeds from divestiture of subsidiary
      company                                                   --        21,800              --          --        21,800
                                                                                                                  --------    ------
Net cash provided by (used in)
  investing activities                                          --         2,542            (1,035)       --         1,507
                                                                                                      --------    --------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Borrowing under capital lease program                       --         2,553              --          --         2,553
    Short-term borrowings, net                                  --        11,960               (82)       --        11,878
    Repayment of revolving loan                                 --        (8,517)             --          --        (8,517)
    Net borrowings-revolver                                     --        10,616              --          --        10,616
    Intercompany transfers                                    15,502     (15,502)             --          --          --
    Other                                                       --           147              --          --           147
                                                              --------    --------         --------    ------     ---------

Net cash provided by (used in) financing
  activities                                                  15,502       1,257               (82)       --        16,677
                                                              --------    --------         --------    ------     ---------

Net increase (decrease) in cash and
  cash equivalents                                                81      (5,791)            1,255       5,829       1,374
Cash and cash equivalents at
  beginning of period                                           (144)        319               890        --         1,065
                                                              --------    --------         --------    ------     ---------
Cash and cash equivalents at end
  of period                                               $      (63)   $(5,472)          $  2,145    $  5,829 $    2 ,439
                                                             ========    ========         ========     =======    =========

                                      -21-

                           SPRECKELS INDUSTRIES, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                  JUNE 30, 1994


                                                                                              COMBINED
                                                                                 COMBINED       NON-
                                                                    PARENT      GUARANTOR     GUARANTOR
                                                                    COMPANY    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                                                (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                              $  2,470    $    721      $  2,075      $ (2,796)     $  2,470
    Adjustments to reconcile net income
      to net cash provided by operating
      activities before reorganization items:
        Equity in (earnings) loss of
           subsidiaries                                                (721)     (2,075)         --           2,796          --
        Depreciation and amortization                                    11       8,006           116          --           8,133
        Deferred income tax                                           2,661        (509)         --            --           2,152
        Deferred revolver charges                                       (72)       --            --            --             (72)

    Net changes in operating assets and liabilities:
      Decrease (increase) in receivable,
        prepaid expenses and other assets                            (3,052)     (6,714)        2,043          --          (7,723)
      Decrease (increase) in inventories                               --        11,117           117          --          11,234
      Increase (decrease) in trade payables
         and accrued expenses                                        (2,484)     (1,555)       (2,152)         --          (6,191)
      Increase (decrease) in other non-
        current liabilities                                           2,129      (1,689)          936          --           1,376
      Deferred charges and other assets                                --         2,043          --            --           2,043
                                                                                                           --------      --------
    Net cash provided by operating activities                           942       9,345         3,135          --          13,422
                                                                               --------      --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                (83)     (3,632)          (55)         --          (3,770)
    Purchase of Delta Sugar assets                                     --        (1,878)         --            --          (1,878)
    Purchase of emission credits from Delta                            --        (1,122)         --            --          (1,122)
    (Increase) decrease in other assets                              (1,449)       --            --            --          (1,449)
                                                                                                                         --------
    Net cash used in investing activities                            (1,532)     (6,632)          (55)         --          (8,219)
                                                                                             --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under capital lease
      obligations                                                      --         2,398          --            --           2,398
    Short-term borrowings, net                                         --        (7,500)         (647)         --          (8,147)
    Net borrowings-revolver                                            --        (2,519)         --            --          (2,519)
    Repayments of long-term debt                                       --          (450)         --            --            (450)
    Purchase of treasury stock                                         --            (1)         --            --              (1)
    Intercompany transfers                                          (13,748)     13,748          --            --            --
    Other                                                              --        (1,006)       (1,910)         --          (2,916)
                                                                                             --------      --------      --------
Net cash provided by (used in) financing
  activities                                                        (13,748)      4,670        (2,557)         --         (11,635)
                                                                   --------    --------      --------      --------      --------
Net increase (decrease) in cash and
  cash equivalents                                                  (14,338)      7,383           523          --          (6,432)
Cash and cash equivalents at
  beginning of period                                                14,194      (7,064)          367          --           7,497
                                                                   --------    --------      --------      --------      --------
Cash and cash equivalents at end
  of period                                                        $   (144)    $   319      $    890      $   --        $  1,065
                                                                   ========    ========      ========      ========      ========


                           SPRECKELS INDUSTRIES, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                  JULY 31, 1993


                                                                                          COMBINED
                                                                           COMBINED         NON-
                                                               PARENT      GUARANTOR      GUARANTOR
                                                               COMPANY    SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                                   (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                           $ 34,450    $  9,435    $    (39)        $ (9,396)   $ 34,450
    Adjustments to reconcile net income
      to net cash provided by operating
      activities before reorganization items:
        Reorganization items                                         555        --          --               --           555
        Equity in (earnings) loss of
           subsidiaries                                           (9,435)         39        --              9,396        --
        Depreciation and amortization                                  3         608          13             --           624
        Fresh-start adjustment                                    23,293     (39,487)        148             --       (16,046)
        Gain on debt forgiveness                                 (26,388)       --          --               --       (26,388)
        Cumulative effect of changes in
           accounting principle                                     --         6,710        --               --         6,710
    Net change in operating assets and liabilities:
      Decrease (increase) in receivable,
        prepaid expenses and other assets                             59      (1,944)        344             --        (1,541)
      Decrease (increase) in inventories                            --       (12,660)        450             --       (12,210)
      Increase (decrease) in trade payables
         and accrued expenses                                     (8,448)      5,959         809             --        (1,680)
      Increase (decrease) in other non-
        current liabilities                                          (26)         97        (227)            --          (156)
      Deferred charges and other assets                              267        --          --               --           267
                                                                --------    --------    --------         --------     --------
    Net cash provided by (used in)
       operating activities                                       14,330     (31,243)      1,498             --       (15,415)

Cash flows from investing activities:
    Capital expenditures                                            --          (536)         (1)            --          (537)
    Proceeds from sale of fixed assets                              --            (1)         30             --            29
    (Increase) decrease in other assets                             --           (93)       --               --           (93)
                                                                --------    --------    --------         --------     --------
    Net cash provided by (used in)
       investing activities                                         --          (630)         29             --          (601)
                                                                --------    --------    --------         --------     --------

Cash flows from financing activities:
    Short-term borrowin, net                                        --        (3,595)       (273)            --        (3,868)
    Repayment of seasonal loan                                      --       (25,000)       --               --       (25,000)
    Repayment of revolving loan                                     --       (30,009)       --               --       (30,009)
    Net borrowing-revolver                                          --        11,036        --               --        11,036
    Repayment of long-term debt                                  (40,006)       --          --               --       (40,006)
    Issuance of Senior Notes                                      70,000        --          --               --        70,000
    Intercompany transfers                                       (50,269)     50,269        --               --          --
    Other                                                           --         1,153      (1,365)            --          (212)
                                                                --------    --------    --------         --------     --------
Net cash provided by (used in)
  financing activities                                           (20,275)      3,854      (1,638)            --       (18,059)
                                                                --------    --------    --------         --------     --------
Net increase (decrease) in cash
  and cash equivalents                                            (5,945)    (28,019)       (111)            --       (34,075)
Cash and cash equivalents at
  beginning of period                                             20,139      20,955         478             --        41,572
                                                                --------    --------    --------         --------     --------
Cash and cash equivalents at
  end of period                                                 $ 14,194    $ (7,064)   $    367         $   ---    $   7,497
                                                                ========    ========    ========         ========    ========


                           SPRECKELS INDUSTRIES, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                  JUNE 30, 1993


                                                                                               COMBINED
                                                                                 COMBINED        NON-
                                                                    PARENT       GUARANTOR     GUARANTOR
                                                                   COMPANY      SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                                                                  (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                              $(27,625)     $ (2,749)     $  1,640      $  1,109      $(27,625)
    Adjustments to reconcile net income
      to net cash provided by operating
      activities before reorganization items:
        Reorganization items                                         19,196           384          --            --          19,580
        Equity in (earnings) loss of
           subsidiaries                                               2,749        (1,640)         --          (1,109)         --
        Depreciation and amortization                                    (8)        8,108           250          --           8,350
        Deferred income tax                                          (1,596)         --            --            --          (1,596)
        Reversal of warrant accretion                                (1,677)         --            --            --          (1,677)
        Gain on sale of fixed assets                                   --            (112)         --            --            (112)
    Net change in operating assets and liabilities:
        Decrease (increase) in receivable,
          prepaid expenses and other assets                           1,941           325           506          --           2,772
        Decrease (increase) in inventories                             --          (4,298)          (64)         --          (4,362)
        Increase (decrease) in trade payables
           and accrued expenses                                         559         5,178           162          --           5,899
        Increase (decrease) in other non-
          current liabilities                                          (303)         (494)          377          --            (420)
                                                                   ---------     --------      --------      --------      --------
    Net cash provided by (used in)
      operating activities before
      reorganization items                                           (6,764)        4,702         2,871          --             809
    Reorganization items charged
      to expense                                                     11,743         1,866          --            --          13,609
                                                                                               --------      --------      --------
    Net cash provided by operating
      activities                                                     4, 979         6,568         2,871          --          14,418
                                                                   ---------     --------      --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                 (9)       (2,291)         (236)         --          (2,536)
    Sales of fixed assets                                              --             138            71          --             209
    (Increase) decrease in other assets                               1,148        (1,596)         --            --            (448)
                                                                   ---------     --------      --------      --------      --------
    Net cash provided by (used in)
      investing activities                                            1,139        (3,749)         (165)         --          (2,775)
                                                                   ---------     --------      --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Short-term borrowing, net                                          --          26,657          (746)         --          25,911
    Net borrowings-revolver                                             (55)         --            --            --             (55)
    Repayments of long-term debt                                       --             (25)         --            --             (25)
    Purchase of treasury stock                                          (41)         --            --            --             (41)
    Intercompany transfers                                           12,163       (12,163)         --            --            --
    Other                                                               836         1,289        (1,927)         --             198
                                                                   ---------     --------      --------      --------      --------
Net cash provided by (used in) financing
  activities                                                         12,903        15,758        (2,673)         --          25,988
                                                                   ---------     --------      --------      --------      --------
Net increase in cash and cash equivalents                            19,021        18,577            33          --          37,631
Cash and cash equivalents at
  beginning of period                                                 1,118         2,378           445          --           3,941
                                                                   --------      --------      --------      --------      --------
                                                                    20, 139        20,955           478          --          41,572
Restricted cash at end of year                                         --          17,739          --            --          17,739
                                                                   ---------     --------      --------      --------      --------
Cash and cash equivalents at end of period $                         20,139      $  3,216      $    478      $  ---         $23,833
                                                                   =========     ========      ========      ========      ========


                                   SCHEDULE II
                           SPRECKELS INDUSTRIES, INC.
                      VALUATION AND QUALIFYING ACCOUNTS(1)
                                 (IN THOUSANDS)

COLUMN A                                      COLUMN B              COLUMN C               COLUMN D         COLUMN E      COLUMN F
- --------                                      --------    ------------------------------   --------         --------      --------
                                              Balance at   Charged to      Charged to                      Fresh-Start   Balance at
                                              Beginning    Costs and        Other                           Accounting       End
Classification                                of Period    Expenses        Accounts       Deductions        Adjustmen     Of Period
- --------------                                ----------   ----------     -----------     ----------        ----------    ----------
June 30, 1995:
Bond Amount                                     $  148      $   64      $         --        $ --           $        --        $  212
Reserve for doubtful accounts                      796         710                --           217(2)               --         1,289
Accumulated amortization of
 excess reorganization value                     2,313       1,802                --           559(3)               --         3,556
                                                ------      ------      --------------      ------         -------------      ------
         Total                                  $3,257      $2,576      $         --        $  776         $        --        $5,057
                                                ======      ======      ==============      ======         =============      ======

June 30, 1994:

Reserve for doubtful accounts                   $  981      $  637      $         --        $  822(2)      $        --        $  796
Accumulated amortization of
  excess reorganization value                     --         2,313                --          --                    --         2,313
Accumulated amortization of
  bond issue costs                                --           148                --          --                    --           148
                                                ------      ------      --------------      ------         -------------      ------
         Total                                  $  981      $3,098      $         --        $  822         $        --        $3,257
                                                ======      ======      ==============      ======         =============      ======

August 1, 1993:

Reserve for doubtful accounts                      842         139                --          --                    --           981
Accumulated amortization of
  goodwill                                       8,293         119                --          --                  (8,412)       --
                                                ------      ------      --------------      ------         -------------      ------
         Total                                  $9,135      $  258      $         --        $ --           $      (8,412)     $  981
                                                ======      ======      ==============      ======         =============      ======

June 30, 1993:

Reserve for doubtful accounts                    1,020         821                --           999(2)               --           842
Accumulated amortization of
  goodwill                                       6,869       1,424                --          --                    --         8,293
                                                ------      ------      --------------      ------         -------------      ------
         Total                                  $7,889      $2,245      $         --        $  999         $        --        $9,135
                                                ======      ======      ==============      ======         =============      ======

(1) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto.
(2) Consists primarily of trade account receivables written off as uncollectible.
(3)      Write down of excess reorganization value related to sale of Carbidie.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SPRECKELS INDUSTRIES, INC.


                                                By: /s/ Michael L. Sarina
                                                    Michael L. Sarina
                                                    Secretary and Chief
                                                    Accounting Officer


Date:   July 16, 1996

                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         We have audited in accordance with generally accepted auditing standards, the financial statements included in Spreckels Industries, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our reports thereon dated August 17, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(A)2 and listed in the index below are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             Arthur Andersen LLP
                                             (Signature of Arthur Andersen LLP)


San Francisco, California
August 17, 1995