Form 10-K405
period 1996-06-30
SPRECKELS INDUSTRIES INC
filed 1996-10-15
CIK 824096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------

                                    FORM 10-K
         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                       or

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to

                             Commission File Number
                                     0-27262

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                    Name of each exchange
             Title of each class                      on which registered

             Class A Common Stock                  Nasdaq National Market
             par value $.01 per share, with
             common stock purchase rights

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the 6,055,438 shares of voting stock of the Registrant held by non-affiliates of the Registrant as of October 11, 1996, was $152,355,741.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court. Yes X No______

         The number of shares outstanding of each of the Registrant's classes of common stock are as follows:

                                                    SHARES OUTSTANDING AS OF
         TITLE OF EACH CLASS                                OCTOBER 9, 1996
         -------------------                        -----------------------

         Class A Common Stock                                6,0487,033
         par value $.01 per share,
         with common stock purchase rights

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None



                                      (ii)

                                TABLE OF CONTENTS


PART I                                                               PAGE NO.

         Item 1.   Business                                             1
         Item 2.   Properties                                           9
         Item 3.   Legal Proceedings                                    10
         Item 4.   Submission of Matters to a Vote
                     of Security Holders                                10

PART II

         Item 5.   Market for Registrant's Common
                     Equity and Related Stockholder Matters             11
         Item 6.   Selected Financial Data                              11
         Item 7.   Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                         13
         Item 8.   Financial Statements and Supplementary
                     Data                                               20
         Item 9.   Changes in and Disagreements with
                    Accountants on Accounting and
                    Financial Disclosure                                51

PART III

         Item 10. Directors and Executive Officers of the
                     Registrant                                         51
         Item 11. Executive Compensation                                54
         Item 12. Security Ownership of Certain Beneficial
                    Owners and Management                               61
         Item 13. Certain Relationships and Related
                     Transactions                                       63

PART IV

         Item 14. Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K                                64








                                      (iii)

                                     PART I

ITEM 1.  BUSINESS

         Spreckels Industries, Inc., now known as Yale International, Inc. (the "Company"), through its subsidiaries produces a wide range of industrial products, including hoists, scissor lifts, mechanical jacks, rotating joints, actuators and circuit protection devices. (See Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8). Its principal subsidiary, Duff-Norton Company, Inc. ("Duff-Norton"), has been in operation since 1883.

         The Company was organized in Delaware in May, 1987 by its then senior management and Prudential-Bache Interfunding, Inc. In July, 1987 the Company acquired a portion of its current business, certain other industrial businesses, and the Spreckels Sugar business (composed of Spreckels Sugar Company, Inc. ("Spreckels Sugar") and Limestone Products Company, Inc. ("Limestone Products") (together the "Sweetener Segment"), from Amstar Corporation in a leveraged buyout. In December, 1988 the Company purchased all of the stock of Yale Industrial Products, Inc., a manufacturer of hoists and lifting equipment.

         In October, 1992, the Company commenced a case under Chapter 11 of the Bankruptcy Code. The Company's Plan of Reorganization (the "Plan") became effective on September 2, 1993. (See Note 3 of the Notes to the Consolidated Financial Statements contained in Item 8). In fiscal years 1994 and 1995, the Company sold the stock of certain of its industrial products subsidiaries, including Carbidie Corporation ("Carbidie"), (see Note 9 of the Notes to the Consolidated Financial Statements contained in Item 8).

         On April 19, 1996, the Company sold all of the stock of Spreckels Sugar and Limestone Products, to Holly Sugar Corporation ("Holly"), (see Note 2 of the Notes to the Consolidated Financial Statements contained in Item 8). The sale consisted of substantially all of the assets of the Sweetener Segment, other than two sugar processing facilities located in Spreckels and Manteca, California, Spreckels Water Company and certain farm properties. These remaining properties were valued at their net realizable value and were included in the Consolidated Financial Statements of the Company as "Net Assets of Discontinued Operations Held for Sale". The real estate properties were transferred to Spreckels Land Company, Inc. (the "Land Company"), and together with certain properties held by the Land Company represent over 1,000 acres of real estate and such real estate is currently offered for sale.

         On August 24, 1996, subsequent to the fiscal year ended June 30, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") among the Company, Columbus McKinnon Corporation ("Columbus McKinnon") and L. Acquisition Corporation, a wholly owned subsidiary of Columbus McKinnon (the "Purchaser"). See the "Merger Agreement" below.

         The Company produces a wide range of products and is composed of the following companies:

DUFF-NORTON COMPANY, INC. Duff-Norton Company, Inc. and its subsidiaries, which include Yale Industrial Products GmbH (Germany), and Yale Industrial Products Ltd. (U.K.), (together, "Duff-Norton") design, manufacture and market mechanical and electro-mechanical actuators, mechanical jacks, rotating joints, electric and manual hoists and other lifting and positioning equipment and components. Duff-Norton's American Lifts division also manufactures hydraulic scissor-lifts and other engineered lifting products.

         The electric and manual hoists manufactured by Duff-Norton serve both the industrial and commercial markets. The Yale(R) and Coffing(R) hoist products are used in a number of industries, including the heavy manufacturing, industrial construction, chemical, railroad, utility, shipping and mining industries. In the commercial market, the Duff-Lynx(R), Little Mule(TM) and Shop King hoists are used by the light manufacturing, commercial construction, agriculture and automotive industries. The Little Mule(TM) hoists are also used by the utility industry. American Lifts' hydraulic scissor-lifts are used primarily by the automotive, general manufacturing and freight handling industries for process automation or to improve factory ergonomics.

         Mechanical and electro-mechanical actuators are linear motion devices used to position loads in a variety of industries, principally the steel, paper and aerospace industries. Actuators are used by steel and paper mills to position rollers, among other applications, and by the aerospace industry in the positioning of communications satellite antennas and the testing and transportation of large rockets. Mechanical jacks are heavy-duty lifting devices, whose uses include the repair and maintenance of railroad tracks, locomotives and other industrial machinery. Rotating joints are piping devices which introduce heating or cooling liquids into the interiors of rotating drums in industrial processes. Major customers for this product include the paper, textiles, rubber, plastics, printing and machine tool industries.

         Duff-Norton sells its products to distributors, original equipment manufacturers and end-users in the United States and abroad. In addition, a European licensee manufactures, markets and distributes certain Duff-Norton metric actuators. During the past several years, Duff-Norton has expanded its overseas operations through the acquisition by its subsidiary, Yale Industrial Products GmbH, of Manutention Connection, S.A.R.L. in France and the establishment of Yale Industrial Products GmbH in Austria. These actions have significantly increased hoist distribution operations in those countries. Hangzhou Lila Lifting & Lashing Co. Ltd., a subsidiary of Yale Industrial Products GmbH, was also formed to manufacture textile strapping and slings in China for distribution in Europe and Asia. Duff-Norton has also recently entered into joint venture agreements to provide for the manufacturing and distribution of its products in China and Egypt. Foreign sales comprised approximately 16% of total sales for the past year.

         The raw materials used by Duff-Norton come from a number of sources. Certain finished components, such as electric motors, bearings, graphite parts and ball screws, as well as certain hoist and trolley components, are purchased from single sources. However, it is believed that the loss of any single supplier for these goods would have no material adverse effect on operations.

         Competition in Duff-Norton's markets is intense and comes from a large number of domestic and international firms. The basis of competition varies with Duff-Norton's product lines, but is based primarily on product quality, delivery and price.

MECHANICAL PRODUCTS GROUP. Mechanical Products, Inc. and Minitec Corporation (together, the "Mechanical Products Group"), design, manufacture and market small, lightweight circuit protective devices for both the aircraft/aerospace and commercial markets. The Mechanical Products Group primarily serves the aircraft industry, producing circuit breakers for original equipment manufacturers of both commercial and military aircraft. In the commercial sector, the Mechanical Products Group sells circuit breakers to original equipment manufacturers, electrical distributors and hardware outlets for medical equipment, motor vehicles, plug strip and other electrical equipment applications. Most aircraft circuit breakers are built to comply with customer or military specifications while most commercial circuit breakers are built to comply with the specifications of safety related agencies.

         The Mechanical Products Group's products are marketed and sold by direct salespeople and through a network of manufacturers' representatives and distributors in the United States and abroad. The Mechanical Products Group has two offshore licensees.

         The raw materials, components and parts used for the production of the Mechanical Products Group's circuit breakers are available through normal industry sources. Although a number of suppliers are single source suppliers because of the specialized tooling required for the products, the Company believes that the loss of any single supplier would not have a material adverse effect on the business of the Mechanical Products Group. The loss of a bimetal supplier, however, would result in time consuming and expensive commercial product requalifications.

         The Company believes that the Mechanical Products Group's principal competitor in the aircraft circuit breaker market is Texas Instruments Corporation. The Company believes that the loss of a major aircraft original equipment manufacturer as a customer would have a material adverse effect on the business of the Mechanical Products Group. Competition in certain markets in the commercial circuit breaker market includes several manufacturers from Hong Kong, Taiwan and Korea.

         For information on the Company's operations in different geographic areas, see Note 19 of the Notes to Consolidated Financial Statements contained in Item 8.

CARBIDIE CORPORATION. Carbidie Corporation ("Carbidie") a manufacturer of custom-made tungsten carbide preforms which are used for their strength and durability in the tool and die industry, was a wholly-owned subsidiary of the Company until November 4, 1994 when the Company sold all of the stock of Carbidie to Greenfield Industries, Inc. for cash consideration of $22,500,000.

DISCONTINUED OPERATIONS--As described above, the Company sold all of the issued and outstanding capital stock of Spreckels Sugar and Limestone Products, on April 19, 1996. In connection with the sales, the Company retained two sugar processing facilities in Spreckels and Manteca, California, production equipment located at Cool, California and certain farm properties. In addition, the Company retained the financial responsibility for all costs associated with the closure and demolition of the two retained sugar processing facilities, as well as certain employee related liabilities including medical benefits for those employees who had retired as of December 31, 1995.

         The real estate retained has been valued at its net realizable value and included in the Company's Consolidated Financial Statements as "Net Assets of Discontinued Operations Held for

Sale." The affected real estate and real estate previously held by the Land Company represents over 1,000 acres. All real estate is currently being offered for sale.

MERGER AGREEMENT--The Merger Agreement provided for the commencement of a tender offer for all of the outstanding shares of the common stock of the Company and all of the outstanding warrants to purchase the common stock of the Company (the "Offer") as soon as reasonably practicable, but in no event later than five business days after the public announcement by the Company of the execution of the Merger Agreement. In the Offer, stockholders who tender their shares will receive $24.00 per share in cash and warrant holders who tender their warrants will receive for each warrant an amount in cash equal to the excess of the $24.00 per share offer price over the exercise price of the warrant. The obligation of Purchaser to accept for payment shares and warrants tendered is subject only to (i) the Minimum Condition (as defined below under "Conditions of the Offer") and (ii) the satisfaction or waiver of the other conditions described below under "Conditions of the Offer." Under the Merger Agreement, the Purchaser expressly reserves the right, in its sole discretion, to waive any condition to the Offer (other than the Minimum Condition) and to increase the per share amount payable pursuant to the Offer or make any other changes in the terms and conditions of the Offer (provided that, without the written consent of the Company, no change may be made which decreases the per share amount payable in the Offer, changes the form of consideration payable in the Offer (other than by adding consideration), reduces the maximum number of shares or warrants to be purchased in the Offer or imposes conditions to the Offer in addition to those set forth in "Conditions of the Offer" below). The Merger Agreement provides that, subject to the terms and conditions of the Merger Agreement and the Offer, including but not limited to the conditions to the Offer, unless the Company otherwise consents in writing, Purchaser will accept for payment and pay for shares and warrants validly tendered and not properly withdrawn promptly following the expiration of the Offer, provided that Purchaser may extend the Offer up to the tenth business day after the later of (i) the tenth business day after the initial expiration date of the Offer and (ii) the date on which all such conditions shall first have been satisfied or waived.

         The Merger Agreement provides that upon the terms and subject to the conditions thereof, and in accordance with the General Corporation Law of the State of Delaware ("Delaware Law"), at the effective time of the merger (the "Effective Time"), the Purchaser will be merged with and into the Company (the "Merger"). As a result of the Merger, the separate corporate existence of Purchaser will cease and the Company will continue as the surviving corporation of the Merger.

         The Merger Agreement also provides that immediately prior to the Effective Time, each employee or director stock option and any related stock appreciation right (together, an "Employee Option"), whether or not then exercisable, will be cancelled by the Company, and each holder of a cancelled Employee Option will be entitled to receive at the Effective Time or as soon as practicable thereafter (or, if later, with respect to any Employee Option, the date six months and one day following the grant of such Employee Option) from the Company in consideration for the cancellation of such Employee Option an amount in cash equal to the product of (i) the number of shares previously subject to such Employee Option and (ii) the excess, if any, of the merger consideration over the exercise price per share previously subject to such Employee Option.

         The Merger Agreement also provides that the directors of Purchaser immediately prior to the Effective Time will be the initial directors of the Surviving Corporation, each to hold office in accordance with the Certificate of Incorporation and By-Laws of the Surviving Corporation, and the officers of the Company immediately prior to the Effective Time will be the initial officers of the Surviving Corporation, in each case until their respective successors are duly elected or appointed (as the case may be) and qualified.

         Pursuant to the Merger Agreement, the Company, acting through its Board of Directors, will, if required in accordance with applicable law and the Company's Certificate of Incorporation and ByLaws, (i) duly call, give notice of, convene and hold a special meeting of its stockholders as soon as practicable following consummation of the Offer for the purpose of considering and taking action on the Merger Agreement and the transactions contemplated thereby (the "Stockholders Meeting") and (ii) subject to its fiduciary duties under applicable law, exercised after consultation with independent legal counsel, (A) include in the Proxy Statement the recommendation of the Board of Directors that the stockholders of the Company vote in favor of the approval of the Merger Agreement and the transactions contemplated thereby and the written opinion of the financial advisor that the consideration to be received by the stockholders of the Company pursuant to the Offer and the Merger is fair to such stockholders from a financial point of view and (B) use its reasonable efforts to obtain the necessary approval of the Merger Agreement and the transactions contemplated thereby by its stockholders. At the Stockholders Meeting, the Purchaser will cause all shares then owned by it and its subsidiaries to be voted in favor of approval of the Merger Agreement and the transactions contemplated thereby.

         The Merger Agreement provides that in the event that Purchaser acquires at least 90% of the outstanding shares, the Company agrees, at the request of Purchaser, subject to the conditions to the Merger set forth below in "Conditions to the Merger", to take all necessary and appropriate action to cause the Merger to become effective as soon as reasonably practicable after such acquisition, without a meeting of the Company's stockholders, in accordance with Section 253 of Delaware Law.

CONDITIONS OF THE OFFER--Under the terms of the Merger Agreement, Purchaser will not be required to accept for payment or pay for any shares tendered pursuant to the Offer, and may postpone the acceptance for payment or, subject to the restriction referred to above, payment for any shares tendered pursuant to the Offer, and may amend or terminate the Offer (whether or not any shares have theretofore been purchased or paid for) if, prior to the expiration of the Offer, (i) a number of shares of Common Stock which, together with any shares owned by Columbus McKinnon or Purchaser, constitutes at least 51% of the voting power (determined on a fully-diluted basis, including the exercise in full of all options and warrants outstanding, other than Warrants validly tendered and accepted for payment pursuant to the Offer), on the date of purchase, of all the securities of the Company entitled to vote generally in the election of directors or in a merger shall not have been validly tendered and available for acceptance pursuant to the Offer (the "Minimum Condition"), (ii) Purchaser is not, in its reasonable discretion, satisfied that (x) the Rights will not become exercisable upon consummation of the Offer, (y) upon consummation of the Offer, the restrictions contained in Section 203 of Delaware Law will not apply to the Merger or (z) no supermajority vote will be required by the Company's Certificate of Incorporation to approve the Merger or, after consummation of the Offer, Purchaser will otherwise possess sufficient voting power to effect the Merger without the affirmative vote of any person other than Purchaser or (iii) at any time on or after

August 24, 1996 and prior to the acceptance for payment of shares, any of the following conditions occurs or has occurred or Purchaser makes a good faith determination, which, in the reasonable judgment of Purchaser with respect to each and every matter referred to below, makes it inadvisable to proceed with the Offer or with such acceptance for payment of or payment for shares or to proceed with the Merger:

         (a) there shall have been any action or proceeding brought by any governmental authority before any federal or state court, or any order or preliminary or permanent injunction entered in any action or proceeding before any federal or state court or governmental, administrative or regulatory authority or agency, located or having jurisdiction within the United States, or any other action taken, proposed or threatened, or statute, rule, regulation, legislation, interpretation, judgment or order proposed, sought, enacted, entered, enforced, promulgated, amended, issued or deemed applicable to Purchaser, the Company or any subsidiary or affiliate of Purchaser or the Company or the Offer or the Merger, by any legislative body, court, government or governmental, administrative or regulatory authority or agency located or having jurisdiction within the United States, which could reasonably be expected to have the effect of: (i) making illegal, or otherwise directly or indirectly restraining or prohibiting or making materially more costly, the making of the Offer, the acceptance for payment of, payment for, or ownership, directly or indirectly, of some of or all the Shares by Parent or Purchaser, the consummation of any of the transactions contemplated by the Merger Agreement or materially delaying the Merger; (ii) prohibiting or materially limiting the ownership or operation by the Company or any of its subsidiaries, or by Parent, Purchaser or any of Parent's subsidiaries of all or any material portion of the business or assets of the Company or any of its material subsidiaries or Parent or any of its subsidiaries, or compelling Purchaser, Parent or any of Parent's subsidiaries to dispose of or hold separate all or any material portion of the business or assets of the Company or any of its material subsidiaries or Parent or any of its subsidiaries, as a result of the transactions contemplated by the Offer or the Merger Agreement; (iii) imposing or confirming limitations on the ability of Purchaser, Parent or any of Parent's subsidiaries effectively to acquire or hold or to exercise full rights of ownership of Shares, including, without limitation, the right to vote any Shares acquired or owned by Parent or Purchaser or any of Parent's subsidiaries on all matters properly presented to the stockholders of the Company, including, without limitation, the adoption and approval of the Merger Agreement and the Merger or the right to vote any shares of capital stock of any subsidiary (other than immaterial subsidiaries) directly or indirectly owned by the Company; or (iv) requiring divestiture by Parent or Purchaser, directly or indirectly, of any Shares;

         (b) there shall have occurred (i) any general suspension of trading in, or limitation on prices for, securities on any national securities exchange or in the over-the-counter market in the United States, (ii) any extraordinary or material adverse change in the market price of the Shares or in the United States securities or financial markets generally, including, without limitation, a decline of at least 20% in either the Dow Jones Average of Industrial Stocks or the Standard & Poor's 500 index from the date of the Merger Agreement, (iii) any material adverse change or any condition, event or development involving a prospective material adverse change in United States or other material international currency exchange rates or a suspension of, or limitation on, the markets therefor, (iv) a declaration of a banking moratorium or any suspension of payments in respect of banks in the United States, or (v) a commencement of a war or armed hostilities or other national or international calamity directly or indirectly involving the United States which would have a Material Adverse Effect or materially adversely affect (or materially delay) the consummation of the Offer;

         (c) (i) it shall have been publicly disclosed or Purchaser shall have otherwise learned that beneficial ownership (determined for the purposes of this Section as set forth in Rule 13d-3 promulgated under the Exchange Act) of 15% or more of the outstanding Shares has been acquired by any corporation (including the Company or any of its subsidiaries or affiliates), partnership, person or other entity or group (as defined in Section 13(d)(3) of the Exchange Act), other than Parent or any of its affiliates and other than any Grandfathered Person (as presently defined) so long as such person remains a Grandfathered Person (as presently defined) or (ii) (A) the Board of Directors of the Company or any committee thereof shall have withdrawn or modified in a manner adverse to Parent or Purchaser the approval or recommendation of the Offer, the Merger or the Merger Agreement, or approved or recommended any takeover proposal or any other acquisition of Shares other than the Offer and the Merger, (B) any such corporation, partnership, person or other entity or group shall have entered into a definitive agreement or an agreement in principle with the Company with respect to a tender offer or exchange offer for any Shares or a merger, consolidation or other business combination with or involving the Company or any of its subsidiaries or (C) the Board of Directors of the Company or any committee thereof shall have resolved to do any of the foregoing;

         (d) any of the representations and warranties of the Company set forth in the Merger Agreement that are qualified as to materiality shall not be true and correct or any such representations and warranties that are not so qualified shall not be true and correct in any material respect, in each case as if such representations and warranties were made at the time of such determination;

         (e) the Company shall have failed to perform in any material respect any obligation or to comply in any material respect with any agreement or covenant of the Company to be performed or complied with by it under the Merger Agreement;

         (f) the Merger Agreement shall have been terminated in accordance with its terms or the Offer shall have been amended or terminated with the consent of the Company;

         (g) any waiting periods under the HSR Act applicable to the purchase of Shares pursuant to the Offer shall not have expired or been terminated, or any material approval, permit, authorization, consent or waiting period of any domestic, foreign or supranational governmental, administrative or regulatory agency (federal, state, local, provincial or otherwise) located or having jurisdiction within the United States or any country or economic region in which either the Company or Parent, directly or indirectly, has material assets or operations, shall not have been obtained or satisfied; or

         (h) the Company and Purchaser (or any affiliate of Purchaser) shall have entered into an agreement (which by its terms supersedes the Merger Agreement) providing for the acquisition of the Company by Purchaser or any affiliate of Purchaser by merger or other similar business combination, or by purchase of shares of capital stock or assets of the Company, or the Company and Purchaser shall have entered into any other agreement pursuant to which it is agreed that the Offer will be terminated.

CONDITIONS OF THE MERGER--Under the Merger Agreement, the respective obligations of each party to effect the Merger are subject to the satisfaction at or prior to the Effective Time of the following conditions: (a) if required by Delaware Law, the Merger Agreement shall have been approved by the affirmative vote of the stockholders of the Company by the requisite vote in accordance with the

Company's Certificate of Incorporation and Delaware Law (which the Company has represented shall be solely the affirmative vote of a majority of the outstanding shares); (b) no statute, rule, regulation, executive order, decree, ruling, injunction or other order (whether temporary, preliminary or permanent) shall have been enacted, entered, promulgated or enforced by any United States or state court or governmental authority which prohibits, restrains, enjoins or restricts the consummation of the Merger; (c) any waiting period applicable to the Merger under the Hart-Scott-Rodino Act shall have terminated or expired; and
(d) Purchaser shall have purchased shares pursuant to the Offer in a number sufficient to satisfy the Minimum Condition.

PATENTS AND TRADEMARKS--The Company has a number of patents and trademarks. The Company believes that name recognition and the Company's trademarks are important to a number of the Company's products.

EMPLOYEES--As of June 30, 1996, the Company had 1,363 employees, of which 573 were represented by unions. The following is a summary of the Company's union contracts:

     Company                   Description

Duff-Norton Company, Inc.      United Steel Workers of America
 (Forrest City, Arkansas)      Local 5681
                               Contract expires May 6, 2001
                               Covers approximately 191 employees

Duff-Norton Company, Inc.      United Lift Workers
American Lifts Division        Contract expires May 14, 2001
 (Greensburg, Indiana)         Covers approximately 71 employees

Duff-Norton Company, Inc.      United Steel Workers of America
 (Charlotte, NC)               Local 1811
                               Contract expires September 26, 1999
                               Covers approximately 155 employees

Mechanical Products, Inc.      United Auto Workers of America
(Jackson, Michigan)            Local 1330
                               Contract expires April 7, 1997
                               Covers approximately 125 employees

ENVIRONMENTAL MATTERS--The Company's operations are subject to regulation by various federal, state and local environmental agencies. Statutes, regulations and permits and other authorizations impose requirements on the Company and its operations concerning air emissions and waste water discharges, waste management and disposal and other environmental matters.

         The Company's subsidiary, Mechanical Products, Inc. discovered in 1987 that groundwater and sediments beneath its Jackson, Michigan plant contain certain organic chemical compounds in concentrations above those permitted by applicable law. Mechanical Products has conducted an extensive investigation of the site and has entered into an Administrative Order by Consent with the

State of Michigan Department of Natural Resources which provides for further investigation and the development and implementation of a plan for remedial action. Since 1991, Mechanical Products has been engaged in efforts to remove and prevent further intrusion of such compounds into the groundwater, including removal of affected sediments. Although no assurances can be given, management believes that the remaining cost to the Company of continuing remedial efforts at the Jackson plant will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters is located in leased office space in Charlotte, North Carolina. The following is a list of the Company's other principal properties and facilities:

                          NATURE OF                                    TERMS OF
ENTITY                    FACILITY           LOCATION                  OCCUPANCY
Duff-Norton Company,      Office and Plant   Charlotte, NC             Leased
 Inc.                     Office and Plant   Wadesboro, NC             Owned
                          Office and Plant   Forrest City, AR          Leased
                          Office and Plant   Greensburg, IN            Owned
Yale Industrial Products  Distribution       Telford, England          Leased
 Ltd. (UK)                 Facilities
Yale Industrial Products  Office and Plant   Velbert, Germany          Leased
 (GmbH)
Yale Industrial Products  Distribution       Vosendorf, Austria        Leased
  GmbH                      Facilities
Manutention Connection    Office and Plant   Vierzon, France           Owned
Hangzhou Lila Lifting     Office and Plant   People's Republic         Leased
  & Lashing                                    of China
Duff-Norton Asia Pacific  Office             Singapore, Republic       Leased
 Pte. Ltd.                                    of Singapore
Mechanical Products, Inc. Office and Plant   Jackson, MI               Owned
Minitec Corporation       Office and Plant   Hollywood, MD             Owned

DISCONTINUED OPERATIONS

                          Sugar Processing   Manteca, CA               Owned
                                             Spreckels, CA             Owned

         Duff-Norton's manufacturing facilities have an aggregate of approximately 837,000 square feet of area, including storage and office space. The Company's other industrial manufacturing facilities have an aggregate of approximately 100,000 square feet of area, including storage and office space.

         The Company also owns certain non-operating real estate in California, which is currently being offered for sale.

         The Company believes that its facilities are adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

         Certain of the Company's subsidiaries are regularly engaged in product liability and other litigation arising in the ordinary course of their business. Except for certain risks discussed below, the Company is not aware of any legal proceedings which have been brought against it or any of its subsidiaries which, if adversely determined, would be material to the business of the Company and its subsidiaries taken as a whole.

         The Company has been advised that a customer has alleged that one of the Company's products was the cause of a fire which occurred in January, 1995 at a manufacturing facility, resulting in losses in excess of the Company's policy limits. No litigation or other formal proceedings against the Company have commenced and, at the present time, it is unclear what role, if any, the Company's product played in the fire. However, it is the opinion of management that there was no manufacturing defect and that any claim, if filed and eventually supported, would in all likelihood be settled within the Company's policy limits, (see also Note 18 of the Notes to the Consolidated Financial Statements, Commitments and Contingencies).

         On September 17, 1996, the Company filed a legal action (the "Action") against Holly in the U.S. District Court for the Northern District of California based on a dispute with Holly arising out of the agreement (the "Stock Purchase Agreement") by which the Company sold to Holly the stock of Spreckels Sugar and Limestone Products. The complaint alleges claims for breach of contract, money had and received, and declaratory relief and seeks to recover damages in excess of $3.7 million against Holly based on the subsequent adjustment provisions of the Stock Purchase Agreement. Prior to the filing of the Action, Holly has asserted claims against the Company of approximately $6 million, alleging that a refund of a portion of the purchase consideration that it had paid to the Company should be refunded under such adjustment provisions of the Stock Purchase Agreement. The Company is not in a position to predict the outcome of the Action at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION. The Company's Class A Common Stock is traded on the Nasdaq National Market under the symbol YALE. (Until April 24, 1996, the Company's stock traded under the symbol SPKL). See Note 1 of the Notes to Consolidated Financial Statements.

         The following table sets forth the range of high and low closing prices on the Nasdaq National Market for the Class A Common Stock for the periods indicated. Prices represent the closing sale prices as reported by the Nasdaq Stock Market.

                                        FISCAL YEARS ENDED JUNE 30

                                                  PRICE
                                               HIGH       LOW
                  1996
                    First Quarter............ $ 9.75    $7.75
                    Second Quarter........... $ 14.25   $9.00
                    Third Quarter............ $ 15.50   $13.50
                    Fourth Quarter........... $ 17.00   $14.75
                  1995
                    First Quarter............ $ 8.75    $7.125
                    Second Quarter........... $ 10.00   $7.875
                    Third Quarter............ $ 10.25   $8.375
                    Fourth Quarter........... $ 10.50   $8.125

HOLDERS. The Company had approximately 301 stockholders of record on August 24, 1996.

DIVIDENDS. The Company has not paid any dividends on its common stock and is subject to certain restrictions on the payment of such dividends under the terms of the indenture relating to the Company's 11.5% Senior Secured Notes Due 2000 and under the terms of its revolving credit agreement unless certain financial requirements are met (See Note 4 of the Notes to the Consolidated Financial Statements).

ITEM 6.  SELECTED FINANCIAL DATA


         The following data is qualified in its entirety by the financial statements of the Company and other information contained elsewhere in this document. The financial data as of June 30, 1996 and for the three years ended June 30, 1996, has been derived from the audited financial statements of the Company contained elsewhere in this document. The financial data as of and for the years ended June 30, 1993 and 1992 are unaudited. The following financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto contained in Item No. 8.

                             SELECTED FINANCIAL DATA
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                   SUCCESSOR COMPANY*                  PREDECESSOR COMPANY
                                                                    ELEVEN        ONE
                                                                     MONTHS      MONTH
                                                                     ENDED       ENDED             UNAUDITED
                                            YEAR ENDED JUNE 30,      JUNE 30,  JULY 31,       YEAR ENDED JUNE 30,
                                            1996         1995         1994       1993          1993            1992

SUMMARY OF OPERATIONS:
Net Sales                                $  186,967    $ 180,580   $  161,004  $ 13,466      $ 162,709   $    158,606
Gross profit                                 55,111       51,238       45,886     4,443         44,961         40,216
Operating income from continuing operations  19,128       15,383       14,255     1,245         13,773          6,994
Income (loss) before discontinued
  operations, fresh-start adjustments,
 cumulative effect of changes in
 accounting principle and extraordinary item  6,868        4,339       3,266     (1,136)      (22,121)         (5,443)
Loss from discontinued operations           (58,922)      (6,479)       (796)      (138)       (5,504)        (13,784)
Fresh-start reporting                                                            16,046
Cumulative effect of changes in
 accounting principle                                                            (6,710)
Extraordinary item, debt forgiveness                                             26,388
Net (loss) income                         $ (52,054)    $ (2,140)   $  2,470   $ 34,450     $(27,625)      $ (19,227)
FINANCIAL DATA:
Total assets                              $ 160,539     $222,403    $249,574   $223,338     $ 190,626      $ 200,995
Long-term obligations                     $  70,000     $ 80,616    $ 79,589   $ 81,486     $     656      $  88,767
Stockholders' equity (deficit)            $  19,958       72,509    $ 72,951   $ 71,000     $ (28,539)     $    (281)
EARNINGS PER SHARE:
Income (loss) before discontinued
 operations, fresh-start adjustments,
 cumulative effect of changes in accounting
 principle and extraordinary item:
     Primary                              $    1.06     $   0.72    $    0.54   $ (0.22)     $  (4.38)      $   (1.09)
     Fully Diluted                        $    1.02     $   0.72    $    0.54   $ (0.22)     $  (4.38)      $   (1.09)
Discontinued operations:
    Primary                               $   (7.47)    $  (1.08)   $  (0.13)   $ (0.03)     $  (1.09)      $   (2.75)
    Fully Diluted                         $   (7.47)    $  (1.08)   $  (0.13)   $ (0.03)     $  (1.09)      $   (2.75)
Fresh-start reporting                                                           $  3.18
Cumulative effect of changes in
 accounting principle                                                           $ (1.33)
Extraordinary item, debt forgiveness                                            $  5.23
Net (loss) income per share:
     Primary                              $   (6.41)    $  (0.36)   $   0.41    $   6.83     $  (5.47)      $   (3.84)
     Fully Diluted                        $   (6.45)    $  (0.36)   $   0.41    $   6.83     $  (5.47)      $   (3.84)

-----------

* On August 1, 1993, the Company implemented the accounting for entities emerging from Chapter 11 reorganization including the application of fresh-start reporting set forth by the American Institute of Certified Public Accountants, Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Since fresh-start reporting has been included in the financial statements for the eleven months ended June 30, 1994, the financial statements are not comparable between periods (see Note 3, Notes to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In October 1992, the Company filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code. The Company's subsidiaries did not file similar petitions and were not debtors in any insolvency proceedings. On August 4, 1993 (the "Confirmation Date"), the Bankruptcy Court entered an order confirming a plan of reorganization (the "Plan"), which became effective September 2, 1993. The effects of the Plan were recorded as of July 31, 1993, the fiscal month end closest to the Confirmation Date.

         The following discussion includes comments and data relating to the Company's results of operations and financial condition for the fiscal years ended June 30, 1996 and 1995, the eleven-month period ended June 30, 1994, and the one-month period ended July 31, 1993. The accompanying financial statements reflect the application, as of July 31, 1993, of fresh-start reporting as set forth by the American Institute of Certified Public Accountants, Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Also, effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions: ("SFAS No. 106"), and Statement of Financial Standards No. 109, "Accounting for Income Taxes: ("SFAS No. 109"). Accordingly, in some instances, the results of operations and financial condition of the Company are not comparable between periods due to the effects of the Plan, fresh-start reporting and adoption of the new accounting principles.

RESULTS OF OPERATIONS--The Company is a manufacturer of mechanical and electro-mechanical actuators, mechanical jacks, rotating joints, electric and manual hoists and other lifting and positioning equipment and components. The Company has nine manufacturing facilities located in five countries producing products under the brand names of Yale(TM), Duff-Norton(TM), Coffing(TM), and Little Mule(TM).

DISCONTINUED OPERATIONS--As described in Item 1 above, on November 13, 1995, the Company announced its intention to sell the Sweetener Segment and sold such Segment to Holly on April 19, 1996 (see Note 2 of the Notes to the Consolidated Financial Statements). Prior to the sale of the Sweetener Segment, the Company operated in two distinct business segments, 1) its current business operations as described above which was previously referred to as the Company's "Industrial Products Segment," and 2) the Sweetener Segment, which principal business was the refining and distribution of sugar.

         During the second quarter ended December 31, 1995, the Company reclassified its Sweetener Segment as discontinued operations and recognized a loss on disposal of discontinued operations of $56.7 million, which included an income tax benefit of $30.6 million, pursuant to standards set forth by the Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations and Reporting the Effects of Disposal of a Segment of a Business".

         Included in the $56.7 million loss on the disposal of discontinued operations were expenses of $11.8 million in estimated costs for shut down and disposal costs, which included $2.6 million in costs to operate the Sweetener Segment until sale, $1.6 million in factory demolition costs, $2.6 million for environmental costs and $5.0 million in costs for commissions, professional fees and certain severance benefits related to sweetener personnel.

         Net sales, operating costs, expenses, interest and income taxes for the years ended June 30, 1996 and 1995, the eleven-month period ended June 30, 1994 and the one-month period ended July 31, 1993, have been reclassified and disclosed as "loss from the operation of discontinued sugar operations, net of income taxes." As a result, this discussion is not comparable to previous discussions of the Company's operations (see Notes 2 and 3 to the Notes to the Consolidated Financial Statements for further discussion).

         The Company recognized losses from the operation of discontinued sweetener operations of $2.3 million for the year ended June 30, 1996, $6.5 million for the year ended June 30, 1995, $0.8 million for the eleven-month period ended June 30, 1994 and $2.9 million for the one-month period ended July 31, 1993, which included income tax benefits of $1.2 million, $5.7 million, $0.4 million and $0.0 million, respectively.

SALE OF DISCONTINUED OPERATIONS--The sale of the Sweetener Segment to Holly consisted of substantially all of the assets of the Sweetener Segment, other than two sugar processing facilities located in Spreckels and Manteca, California, and associated production equipment which was previously used at these production facilities, Spreckels Water Company, and certain farm properties. These remaining properties were valued at their net realizable value and were included in the Consolidated Financial Statements of the Company as "Net assets of Discontinued Operations Held for Sale" on the Company's balance sheet.

         The sale was effected pursuant to a Stock Purchase Agreement between the Company and Holly and provided for the transfer of the remaining assets and substantially all liabilities, in consideration of payment of approximately $28.0 million plus the assumption of $16.0 million of debt. The sales price was based upon the net working capital of the Sweetener Segment at December 31, 1995, plus $3.0 million, and is subject to certain adjustments. In addition, the Agreement required Holly to reimburse the Company for the net cash outflow of the Sweetener Segment incurred from January 1, 1996 through the date of close, which was $16.7 million. The Company and Holly have been unable to reach agreement on a final settlement and as a result the Company filed legal action against Holly. (See Item No. 3, "Legal Proceedings" for further discussion). The Company also retained $5.6 million in medical benefits for those employees who had retired from the Sweetener Segment as of December 31, 1995, and was included in the $15.6 million post-retirement benefit obligation disclosed in the Company's balance sheet at June 30, 1996.

CONTINUING OPERATIONS--The Company sold all of the outstanding stock of Carbidie Corporation on November 4, 1994 and of National Carbide Die on June 30, 1994 (together, "Divested Companies"). See Note 9 of the Notes to the Consolidated Financial Statements for additional discussion. The following table removes the results of operations for Divested Companies for the periods described and is presented to accompany management's discussion of ongoing operations:

RESULTS OF OPERATIONS FOR ONGOING OPERATIONS:
(dollars in thousands)



TWELVE MONTHS ENDED JUNE 30                                    1996                1995               1994
----------------------------------------------------------------------------------------------------------

NET SALES:
Reported amount                                              $186,967          $180,580         $174,470
Less divested Companies                                             0             7,244           25,707
                                                        -------------    --------------   --------------
     Ongoing operations                                      $186,967          $173,336         $148,763
                                                        =============    ==============   ==============
COST OF PRODUCTS SOLD:
Reported amount                                              $131,856          $129,342         $124,141
Less divested Companies                                             0             4,956           18,054
                                                        -------------    --------------   --------------
     Ongoing operations                                      $131,856          $124,386         $106,087
                                                        =============    ==============   ==============
SELLING, GENERAL AND ADMINISTRATIVE:
Reported amount                                               $35,983           $35,855          $34,829
Less divested Companies                                             0               859            3,302
                                                        -------------    --------------   --------------
     Ongoing operations                                       $35,983           $34,996          $31,527
                                                        =============    ==============   ==============
OPERATING INCOME FROM CONTINUING
OPERATIONS:
Reported amount                                               $19,128           $15,383          $15,500
Less divested Companies                                             0             1,429            4,351
                                                        -------------    --------------   --------------
     Ongoing operations                                       $19,128           $13,954          $11,149
                                                        =============    ==============   ==============

RESULTS OF OPERATIONS FOR ONGOING OPERATIONS:

(Dollars in thousands)                      1996            1995          1994
--------------------------------------------------------------------------------
NET SALES:
Domestic                                 $    155,857  $   146,432$    128,177
International                                  31,110       26,904      20,586
                                           ----------    ---------  ----------
Ongoing operations                       $    186,967  $   173,336$    148,763
                                              =======      =======    ========
COST OF PRODUCTS SOLD:
Domestic                                 $    113,832  $   108,675$     93,968
International                                  18,024       15,711      12,119
                                           ----------    ---------  ----------
     Ongoing operations                  $    131,856  $   124,386$    106,087
                                             ========      =======    ========
SELLING, GENERAL AND ADMINISTRATIVE:
Domestic                                 $     27,908  $    27,893 $    26,396
International                                   8,075        7,103       5,131
                                          -----------   ----------  -----------
     Ongoing operations                  $     35,983  $    34,996 $    31,527
                                           ==========     ========   ==========
OPERATING INCOME FROM CONTINUING
 OPERATIONS:
Domestic                                 $     14,117  $     9,864 $     7,813
International                                   5,011        4,090       3,336
                                          -----------  -----------   ----------
     Ongoing operations                  $     19,128  $    13,954 $    11,149
                                            =========      =======    =========

NET SALES --The Company's worldwide sales from ongoing operations for the year ended June 30, 1996 totaled $187 million, an increase of $13.6 million, or 7.9% from the year ended June 30, 1995. This increase was a result of increased market demand for hoists and actuators coupled with selected price increases. Overall, the Company's rate of growth in fiscal 1996 was significantly lower than its rate of growth achieved at the end of its fiscal year ended June 30, 1995. In fiscal year 1995, sales from ongoing operations increased by $24.6 million, or 16.5% from the twelve months ended June 30, 1994. The Company believes that the slowdown in its rate of growth experienced this year compared to its prior year, was a reflection of the overall sluggishness of the worldwide economy. However, the Company has experienced a $38.2 million, or 25.7% increase in sales over the two-year period ended June 30, 1996. This increase was caused by a number of factors, including program changes introduced in early 1995, which included "Selective Distribution" and "Target Marketing" programs, and an overall shift in strategy to a product management focus.

         Net sales from the Company's domestic owned subsidiary companies amounted to $155.9 million, or 83.4% of total sales during the year ended June 30, 1996. Domestic net sales increased $9.4 million, or 6.4% from the year ended June 30, 1995. The increase in domestic sales during fiscal year 1996 was at a much slower rate than the growth performance achieved during the prior year. In fiscal year 1995, sales from ongoing domestic operations increased by $18.3 million, or 14.2%, from the twelve months ended June 30, 1994.

         Sales from the Company's foreign operations represented 16.6%, 15.5% and 13.8% of total net sales in Fiscal Years 1996, 1995 and 1994, respectively. Sales from the Company's foreign subsidiaries increased $4.2 million to $31.1 million during fiscal year 1996, which represented a 15.6% increase over year ended June 30, 1995, and 30.9% of the Company's total increase in sales. These results were related to significant market share gains in Europe, especially in France and Germany.

COST OF PRODUCTS SOLD--Total cost of products sold from ongoing operations was $131.9 million for the year ended June 30, 1996, an increase of $7.5 million, or 6.0% from the year ended June 30, 1995. The increase in cost of sales was less than the increase of $18.3 million experienced for the year ended June 30, 1995. The increase in costs in both years was primarily related to the total increase in sales.

         Cost of products sold as a percent of net sales declined from 71.8% in 1995 to 70.5% in fiscal year 1996. This decline has resulted in an overall improvement in gross margins from 28.2% in fiscal 1995 to 29.5% in fiscal year 1996 and was primarily related to favorable foreign currency costs related to the acquisition of certain purchased products as well as favorable results achieved from the Company's productivity programs such as its focused factory and work cells. In the year ended June 30, 1995, cost of products sold as a percent of sales from ongoing operations increased by 0.5% from the twelve months ended June 30, 1994, which was primarily related to increases in materials costs from certain foreign suppliers.

         Cost of products sold as a percent of domestic sales for the Company's domestic ongoing operations represented 73.0%, 74.2% and 73.3% in fiscal years 1996, 1995 and for the twelve months ended June 30, 1994, respectively. Cost of products sold as a percent of foreign sales for the Company's foreign operations represented 57.9%, 58.4% and 58.9% in fiscal years 1996, 1995 and from the twelve months ended June 30, 1994, respectively.

SELLING, GENERAL AND ADMINISTRATIVE--Selling, general and administrative expenses ("SG&A") from continuing operations increased $1.0 million, or 2.8% to $36.0 million for the year ended June 30, 1996, from the $35.0 million reported during the year ended June 30, 1995. However, when adjusted for $1.1 million of restructuring costs (see Note 20 of the Notes to the Consolidated Financial Statements) incurred during fiscal 1995, SG&A expenses increased by $2.1 million, or 6.2% from fiscal 1995 to fiscal 1996. This increase was incurred at both the Company's domestic ($1.1 million) and international ($1.0 million) operations. Fiscal 1995 SG&A expenses of continuing operations increased by $3.5 million, or 11.1% over 1994. However, when adjusted for the restructuring costs noted above, SG&A increased by $2.3 million, or 7.4% from the $31.5 million reported for the twelve-month period ended June 30, 1994. The overall increase in SG&A expenses in both years was also related to increases in marketing expenses in order to meet increased sales levels as well as expanding the Company's international presence.

OPERATING INCOME FROM CONTINUING OPERATIONS--The Company had operating income from continuing operations of $19.1 million, or 10.2% of net sales in fiscal 1996, an increase of $5.2 million, or 37.1% from the year ended June 30, 1995. Operating earnings from ongoing operations from the Company's domestic operations increased $4.3 million, or 43.1% for the year ended June 30, 1996 compared to fiscal 1995. Operating earnings from ongoing operations from the Company's international operations increased $0.9 million, or 22.5% for the year ended June 30, 1996 compared to fiscal year 1995.

OTHER ITEMS--Interest expense, net, decreased by $0.1 from the $8.1 million from year ended June 30, 1995 to $8.0 million for the year ended June 30, 1996. This decrease was a result of interest income received from the Company's short term investments.

EARNINGS PER SHARE--The Company uses the Modified Treasury Stock Method of computing earnings per share in accordance with Accounting Principles Board Opinion No. 15, ""Earnings per Share" (see Note 17 of the Notes to the Consolidated Financial Statements).

         At June 30, 1995 and at June 30, 1994, the market price per share was such that warrants and stock options did not have a dilutive effect resulting in an earnings per share computation based upon the actual shares outstanding of 6,000,000 shares. However, the market price of the Company's stock significantly increased during the period ended June 30, 1996 and consequently, the number of shares from the assumed exercise of outstanding warrants has increased resulting in a significant dilutive impact on the per share computation.

FINANCIAL CONDITION AND LIQUIDITY

GENERAL--The Company's principal ongoing sources of liquidity are cash from operations, cash on hand and its revolving credit facility (see Note 8 of the Notes to the Consolidated Financial Statements). On April 19, 1996, the Company received approximately $35.0 million in cash ($28.0 million in proceeds and $7.0 million in reimbursement of net cash outflow) from the sale of its Sweetener Segment (see discussion on the sale of discontinued operations above), and such proceeds were used to discharge the Company's outstanding borrowings on its revolving line of credit. At June 30, 1996, the Company had no outstanding borrowings against its revolving line of credit, except for letters of credit outstanding of $2.5 million, resulting in an available amount of $22.5 million (see Note 8 of the Notes to the Consolidated Financial Statements). The Company had cash at June 30, 1996 of $10.2 million which represents an increase of $7.8 million over the year ended June 30, 1995.

         Cash provided from operating activities are, at any time, affected by a number of factors and amounted to $15.7 million for the fiscal year ended June 30, 1996, which represents an increase of $13.3 million over the $2.4 million provided by continuing operations for the year ended June 30, 1995. The increase in cash provided from operating activities from continuing operations in fiscal year 1996 resulted primarily from improved profit performance of $2.6 million to $6.9 million from the $4.3 million in income from continuing operations reported in fiscal 1995. Working capital (adjusted for "Net Assets of Discontinued Operations Held for Sale") increased by $3.8 million. This increase was primarily related to a decrease of $3.7 million in inventory and a $2.1 million increase in other current liabilities which was partially offset by $1.7 million increase in accounts receivable. The decrease in inventory was related to certain inventory management programs implemented by the Company during fiscal year 1996 and the increase in accounts receivable was related to the increase in sales of $6.4 million achieved this year compared to the fiscal year ended June 30, 1995.

         Increases and decreases in cash flows from investing activities for the year ended June 30, 1996 related primarily to cash receipts from the net proceeds from the sale of discontinued operations ($28.0 million of Sweetener Segment sale and $1.3 million of real estate sales), and the purchase of $4.9 million in capital equipment. Cash flows from financing activities were primarily related to the paydown of the Company's revolving line of credit.

CAPITAL EXPENDITURES--Total capital expenditures for the years ended June 30, 1996 and 1995 and the twelve-month period ended June 30, 1994 amounted to $4.9 million, $5.3 million and $3.5 million, respectively. These expenditures were primarily used for equipment replacements.

CHANGE IN ACCOUNTING PRINCIPLES--The Company adopted Statement of Financial Accounting Standards No. 106, ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other than Pensions," on July 1, 1993. SFAS 106 requires the Company to recognize the cost of providing health care and other benefits to retirees over the term of employee service, which represented a change from the Company's previous method of recognizing these costs when paid. The Company elected to recognize the cumulative effect of the change in accounting for postretirement benefits in the amount of $8.6 million on July 31, 1993. The effect of this change was an increase in recorded annual expense of $1.9 million over cash payments of $1.1 million.

         The Company adopted Statement of Financial Accounting Standards No. 109, ("SFAS 109"), "Accounting for Income Taxes" on July 1, 1993. This statement requires that deferred tax liabilities and assets be recognized based on the difference between the tax basis of assets and liabilities and their financial reporting amounts measured by using presently enacted current and/or future tax laws and rates. Deferred taxes increased by approximately $19.7 million due to the reversal of recording of the Company's leveraged buyout in 1987 and the reversal of the purchase of Yale Industrial Products, Inc. in 1988.

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, ("SFAS 121"), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets be reported at the lower of carrying amount or fair value. The Company plans to adopt SFAS 121 in fiscal 1997 and believes that such adoption will not have a significant impact on its financial position or results of operations.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all employee stock compensation plans. However, SFAS 123 also allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB No 25, "Accounting for Stock Issued to Employees", provided it makes pro forma disclosures of net income and earnings per share as if SFAS 123 had been applied. The Company plans to continue to account for employee stock options under the provisions of APB 25 and will include appropriate disclosures.

AGREEMENT OF MERGER--On August 24, 1996, subsequent to the fiscal year ended June 30, 1996, the Company entered into the Merger Agreement. Shortly thereafter, Columbus McKinnon commenced a tender offer for all of the outstanding shares of the common stock of the Company. In the tender offer, stockholders who tender their shares will receive $24.00 per share in cash and warrant holders who tender their warrants will receive for each warrant an amount in cash equal to the excess of the $24.00 per share tender offer price over the exercise price of the warrant.

         The Board of Directors of the Company has approved the merger and recommended to each stockholder and warrant holder to tender their shares and warrants. Consummation of the merger is subject to regulatory approval. The Company and Columbus McKinnon have filed for approval of the merger with the Federal Trade Commission ("FTC") and the FTC has requested additional information relating to such merger. See Note 21 of the Notes to the Consolidated Financial Statements and Item No. 1, "Business" for additional information on the Merger.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
                           SPRECKELS INDUSTRIES, INC.

                                                                       PAGE

Report of Independent Public Accountants                              21, 22

Consolidated Balance Sheets as of June 30, 1996 and 1995              23

Consolidated Statements of Operations for the years                   24, 25
 ended June 30, 1996 and 1995, the eleven-month period ended June 30, 1994, and the one-month period ended
 July 31, 1993.

Consolidated Statements of Stockholders' Equity                       26
 for the years ended June 30, 1996 and 1995, the eleven-month period ended June 30, 1994, and the one-month period ended July 31, 1993.

Consolidated Statements of Cash Flows for the years                   27, 28
 ended June 30, 1996 and 1995, the eleven-month period ended June 30, 1994, and the one-month period ended
 July 31, 1993.

Notes to Consolidated Financial Statements                            29

Financial Statement Schedules                                         77

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

SUCCESSOR COMPANY

To the Board of Directors of Spreckels Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Spreckels Industries, Inc., (a Delaware corporation) and subsidiaries (the "Company") as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1996 and 1995, and for the eleven-month period ended June 30, 1994. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1996 and 1995, and the results of its operations and its cash flows for the years ended June 30, 1996 and 1995, and for the eleven-month period ended June 30, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a) 2 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Charlotte, North Carolina,
August 24, 1996.

                        REPORT OF INDEPENDENT ACCOUNTANTS

PREDECESSOR COMPANY

To the Board of Directors of Spreckels Industries, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of Spreckels Industries, Inc. (a Delaware corporaton) and subsidiaries (the "Company') for the one-month period ended July 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present farly, in all material respects, the results of the Company's operations and its cash flows for the one-month period ended July 31, 1993, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a) 2 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As discussed in Notes 11 and 13, the Company adopted Statements of Financial Accounting Standards Nos. 106 and 109 effective July 1, 1993.


Charlotte, North Carolina
August 24, 1996.

                           SPRECKELS INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

                                                             JUNE 30,          JUNE 30,
CURRENT ASSETS:                                                 1996              1995
                                                           --------------     --------

  Cash and cash equivalents                                 $  10,222         $  2,439
  Accounts receivable, net of allowance for
    doubtful accounts of $1,011 and $1,160
    respectively                                               30,654           28,949
  Inventories                                                  38,746           42,525
  Net assets of discontinued operations
    held for sale                                              11,224           78,382
  Other current assets                                          9,720           10,100
                                                            ------------     ----------
    Total current assets                                      100,566          162,395
  Property, plant and equipment, net                           25,480           23,133
  Excess reorganization value, net                             28,382           30,098
  Other assets                                                  6,111            6,777
                                                          -------------     ------------
    Total assets                                            $ 160,539        $ 222,403
                                                            ==========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                                          $  15,305         $  16,236
  Accrued payroll costs                                         4,203             3,633
  Accrued interest                                              1,364             1,827
  Other current liabilities                                    16,295            13,941
                                                          -----------         -----------
    Total current liabilities                                  37,167            35,637

  Long-term debt                                               70,000            80,616
  Post-retirement benefit obligation                           15,573            16,103
  Other noncurrent liabilities                                 17,841            17,538
                                                          -----------         -----------
    Total liabilities                                         140,581           149,894

COMMITMENTS AND CONTINGENCIES (Notes 10 and 18)

STOCKHOLDERS' EQUITY:
  Common stock $0.01 par value authorized 15,000,000
    Class A shares; 6,055,438
    and 5,999,900 shares issued
    and outstanding                                                61                60
  Common stock $0.01 par value authorized 15,000,000
    Class B shares; 0 and 100 shares issued and outstanding       ---               ---
  Additional paid-in capital                                   71,510            70,940
  (Accumulated deficit) retained earnings                    (51,724)               330
  Treasury stock                                                  (2)               (1)
  Accumulated benefit obligation in
    excess of plan assets                                        (244)            (154)
  Foreign currency translation adjustment                         357            1,334
                                                        -------------       ------------
    Total stockholders' equity                                 19,958            72,509
                                                          -----------        -----------
    Total liabilities and stockholders' equity              $ 160,539        $  222,403
                                                            ==========        ===========









   The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                           SPRECKELS INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)



                                                          SUCCESSOR COMPANY                PREDECESSOR COMPANY
                                                                            11-MONTHS            ONE MONTH
                                                                               ENDED               ENDED
                                                     YEAR ENDED JUNE 30,      JUNE 30,            JUY 31,
                                                      1996           1995         1994               1993

Net sales                                          $ 186,967    $ 180,580    $ 161,004         $  13,466
  Cost of products sold                              131,856      129,342      115,118             9,023
                                                   ----------   ----------   -----------       ------------
  Gross profit                                        55,111       51,238       45,886             4,443
Operating expenses:
  Selling, general and administrative expenses        34,267       32,931       29,304             3,198
  Restructuring costs                                    ---        1,122          ---               ---
  Amortization of excess reorganization value          1,716        1,802        2,327               ---
                                                   ------------ ------------ -------------     -----------------
  Operating income from continuing operations         19,128       15,383       14,255             1,245
  Interest expense, net                                8,011        8,146        7,379             1,826
  Reorganization items                                   ---          ---          ---               555
                                                   ------------ ----------- ---------------    -----------------
  Income (loss) from continuing operations
    before provision for income taxes                 11,117        7,237        6,876            (1,136)
  Provision (benefit) for income taxes                 4,249        2,898         3,610                ---
                                                   ------------ ------------ -------------     ----------------
  Income (loss) from continuing operations before
    discontinued operations, fresh-start
    adjustments, cumulative effect of changes
    in accounting principle and extraordinary item     6,868        4,339        3,266            (1,136)
Discontinued operations:
  Loss from the operation of discontinued
    sugar operations, net of income tax benefit of
     $1,246, $5,637, $414 and $0.0, respectively      (2,263)      (6,479)        (796)             (138)
  Loss on disposal of sugar business including
    provision for $11,840 for operating losses
    during phaseout period (net of income tax
    benefit of $30,642)                              (56,659)         ---           ---               ---
                                                  ------------ ------------ -------------    --------------
Loss from discontinued operations                    (58,922)      (6,479)        (796)              (138)
Fresh-start reporting adjustments, net of tax            ---          ---          ---             16,046
  Cumulative effect of changes in accounting
    principle, net of tax                                ---          ---          ---             (6,710)
  Extraordinary item, debt forgiveness , net of tax      ---          ---          ---             26,388
                                                   ----------- ------------ -------------    --------------

  Net (loss) income                                $  (52,054) $    (2,140)$       2,470     $     34,450
                                                   =========== ============ =============     ===========

  Earnings (loss) per share:
  Primary earnings (loss) per share:
  Income (loss) from continuing operations
    before discontinued operations, fresh-
    start adjustments, cumulative effect
    of changes in accounting principle
    and extraordinary item                         $    1.06    $    0.72    $    0.54         $  (0.22)
  Discontinued operations                              (7.47)       (1.08)       (0.13)           (0.03)
  Fresh-start reporting                                  ---          ---          ---             3.18
  Cumulative effect of charges in
    accounting principle                                 ---          ---          ---            (1.33)
  Extraordinary item                                     ---          ---          ---             5.23
                                                   ----------- ------------ ------------     -------------
    Net (loss) income                              $    (6.41)  $   (0.36)   $    0.41         $   6.83
                                                   =========== ============ =============    =============



       The accompanying notes to consolidated financial statements are an integral part of these statements.

                           SPRECKELS INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS - (CONTINUED)
                  (dollars in thousands, except per share data)



                                                        SUCCESSOR COMPANY             PREDECESSOR COMPANY

                                                                            11-MONTHS        ONE MONTH
                                                                               ENDED            ENDED
                                                     YEAR ENDED JUNE 30,      JUNE 30,         JULY 31,
                                                      1996        1995        1994              1993

Fully diluted earnings (loss) per share:
  Income (loss) from continuing operations before
    discontinued operations, fresh-start adjustments,
    cumulative effect of changes in accounting
    principle and extraordinary item                $  1.02  $      .72     $    .54      $      (0.22)
  Discontinued operations                             (7.47)     (1.08)        (.13)             (0.03)
  Fresh-start reporting                                  --          --           --              3.18
  Cumulative effect of charges in
    accounting principle                                 --          --           --             (1.33)
  Extraordinary item                                     --          --           --              5.23
                                                ------------- -----------  -------------   -----------
    Net (loss) income                               $ (6.45) $    (.36)          .41     $        6.83
                                                ------------- ===========  =============   ===========

  Weighted average shares outstanding              7,893,000   6,000,000    6,000,000        5,045,951





       The accompanying notes to consolidated financial statements are an integral part of these statements.

                           SPRECKELS INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (dollars and shares in thousands)

                                                                                          Accumulated
                                                                                            Benefit
                                       Class A          Class B                 Foreign Obligation (Accumulated
                                      Common Stock    Common Shares  Additional Currency  In Excess   Deficit)   Total
                                    ---------------  --------------- Paid-in  Translation of Plan   Retained  Treasury Stockholders'
                                    Shares   Amount  Shares  Amount  Capital  Adjustment  Assets    Earnings    Stock    Equity
                                    ------   ------  ------  ------   ------- ---------- --------- ----------- --------- -----------

Predecessor Company:
Balances at June 30, 1993            3,568  $    35   1,478   $    15 $  12,281  $  (132)  $ ---    $(38,334)   $ (2,404)$ (28,539)
   Income (loss) before fresh-
     start adjustment and cumulative
     effect of changes in
     accounting principle              ---      ---      ---      ---       ---       ---    ---      (1,136)        ---    (1,136)
   Cumulative effect of changes
     in accounting principle           ---      ---      ---      ---       ---       ---    ---      (6,710)        ---    (6,710)
   Loss from discontinued operations   ---      ---      ---      ---       ---       ---    ---        (138)        ---      (138)
   Translation loss                    ---      ---      ---      ---       ---      (213)   ---         ---         ---      (213)
                                    ------  -------  -------  ------- ----------  -------- -------- ----------- ---------  ---------
Balances at July 31, 1993            3,568       35    1,478       15    12,281      (345)   ---     (46,318)     (2,404)  (36,736)
                                    ------  -------  -------  -------   -------   ------- --------  ---------   ---------  ---------
   Debt conversion                   5,520       55      ---      ---    65,247       ---    ---       26,388         ---   91,690
   Exchange of old equity for
     new equity                     (3,088)     (30)  (1,478)     (15)       45       ---    ---         ---          ---      ---
   Fresh-start reporting
     adjustments                       ---      ---      ---      ---    (6,633)      345    ---       19,930       2,404   16.046
                                    ------  -------  -------- -------  --------  -------- --------  ----------  ---------  ---------

Successor Company:
Balances at August 1, 1993            6,000      60      ---      ---    70,940       ---    ---         ---          ---   71,000
                                    ------- -------  -------- -------   -------  -------- ------    ---------- ----------  ---------
   Net income                          ---      ---      ---      ---       ---       ---    ---        2,470         ---    2,470
      Repurchase of common stock       ---      ---      ---      ---       ---       ---    ---         ---          (1)       (1)
   Accumulated benefit obligation
     in excess of plan assets          ---      ---      ---      ---       ---       ---   (904)        ---          ---     (904)
   Translation gain                    ---      ---      ---      ---       ---       386    ---         ---          ---      386
                                    ------- -------  -------- -------   ------- --------- -------   ---------- ----------  ---------
Balances at June 30, 1994             6,000      60      ---      ---    70,940       386   (904)       2,470        (1)    72,951
                                    ------- -------  -------- -------   -------  -------- -------   ---------- ----------  ---------
   Net loss                            ---      ---      ---      ---       ---       ---   ---        (2,140)        ---  (2,140)
   Accumulated benefit obligation
     in excess of plan assets          ---      ---      ---      ---       ---       ---   750          ---         ---      750
   Translation gain                    ---      ---      ---      ---       ---       948   ---          ---         ---      948
                                    ------- ------- --------  -------   -------  -------- -------   --------- ----------  ---------
Balances at June 30, 1995             6,000      60      ---      ---    70,940     1,334  (154)         330         (1)    72,509
                                    ------- ------- --------  -------   -------   ------- ------    --------- ----------  ---------
   Net loss                            ---      ---      ---      ---       ---       ---   ---      (52,054)        ---  (52,054)
   Repurchase of common stock          ---      ---      ---      ---       ---       ---   ---          ---         (1)       (1)
   Exercise of warrants                 29        1      ---      ---       320       ---   ---          ---         ---      321
   Exercise of stock options            26      ---      ---      ---       250       ---   ---          ---         ---      250
   Accumulated benefit obligation
     in excess of plan assets          ---      ---      ---      ---       ---       ---    (90)         ---         ---     (90)
   Translation loss                    ---      ---      ---      ---       ---      (977)  ---          ---         ---     (977)
                                    ------- ------- --------  --------  -------  -------- -------   ----------- --------- -------
Balances at June 30, 1996            6,055  $    61 $    ---  $   ---    71,510  $   357  $ (244)    $(51,724)   $   (2)   19,958
                                    ------- ------- --------  --------  -------   ------- -------   ----------- --------- -------


                           SPRECKELS INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                               PREDECESSOR
                                                                   SUCCESSOR COMPANY           COMPANY
                                                                                  11-MONTHS   ONE MONTH
                                                                                    ENDED      ENDED
                                                              YEAR ENDED JUNE 30,  JUNE 30,    JULY 31,
                                                              1996        1995       1994       1993
                                                           ----------  ----------  ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                         $(52,054)   $ (2,140)   $  2,470    $ 34,450
  Adjustments to reconcile net (loss) income
    to net cash provided by (used in)
      continuing operating activities:
      Reorganization items                                      --          --          --           555
      Depreciation and amortization                            4,630       4,589       5,955         458
      Deferred income tax                                      1,112      (1,316)         90        --
      Loss from discontinued operations                       58,922       6,479         796         138
      Loss on the sale of fixed assets                            76          19        --          --
      Fresh-start adjustments                                   --          --          --       (16,046)
      Gain on debt forgiveness                                  --          --          --       (26,388)
      Cumulative effect of changes in accounting
        principle                                               --          --          --         6,710
  Net changes in operating assets and liabilities:
      Increase in receivables                                 (1,705)     (1,452)     (2,323)       (540)
      Decrease (increase) in inventories                       3,779      (6,974)     (4,716)     (2,214)
      (Increase) decrease in other current assets               (220)        269         730        --
      (Increase) decrease in other noncurrent assets            (127)      1,959        --          --
      (Decrease) increase in accounts payable and
        accrued expenses                                        (824)      2,495     (10,336)     (3,590)
      Increase (decrease) in other current liabilities         2,144       3,321      (2,871)     (3,557)
      Decrease in postretirement benefit obligation             (530)     (1,113)       --          --
      Increase (decrease) in other noncurrent obligations        496      (3,720)     19,764        --
                                                            --------    --------    --------    --------
       Net cash provided by (used in)
             continuing operating activities                  15,699       2,416       9,559     (10,024)
  Discontinued operations --Net cash (used in)
    provided by discontinued operations                      (22,144)    (19,465)    (10,531)     56,865
                                                            --------    --------    --------    --------
  Net cash (used in) provided by
    operating activities                                      (6,445)    (17,049)       (972)     46,841
                                                            --------    --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of discontinued operations           29,312        --          --          --
  Net proceeds from divestiture                                 --        21,800        --
  Capital expenditures                                        (4,930)     (5,314)     (2,940)       (537)
  Proceeds from sale of fixed assets                              10          39        --            29
  Investment in joint ventures                                  (136)       (370)       --          --
  Other                                                         --          --          --         1,074
                                                                                    --------    --------
    Net cash provided by (used in)
      investing activities                                    24,256      16,155      (2,940)        566
                                                            --------    --------    --------    --------






The accompanying notes to consolidated financial statements are an integral part of these statements.

                           SPRECKELS INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (dollars in thousands, except per share data)


                                                                                                  PREDECESSOR
                                                                       SUCCESSOR COMPANY            COMPANY
                                                                                      11-MONTHS    ONE MONTH
                                                                                        ENDED        ENDED
                                                                 YEAR ENDED JUNE 30,  JUNE 30,       JULY 31,
                                                               1996        1995        1994           1993
                                                            ----------   ----------  ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings under capital
    lease obligations                                         $   (193)   $    193    $   --      $   --
  Increase (decrease) in short-term debt                           210         (30)       --          --
  Decrease in liabilities subject to compromise                   --          --          --       (92,503)
  Repayments of revolver borrowings                            (33,162)     (8,511)       --       (30,009)
  Repayment of long-term debt                                     --          --          --       (40,006)
  Issuance of senior notes                                        --          --          --        70,000
  Net revolver borrowings (payments)                            22,546      10,616      (2,520)     11,036
  Proceeds from the exercise of stock options
    and warrants                                                   571        --          --          --
                                                              --------    --------    --------
      Net cash (used in) provided by financing
        activities                                             (10,028)      2,268      (2,520)    (81,482)
                                                              --------    --------    --------    --------
  Net increase (decrease) in cash and cash equivalents           7,783      1,374      (6,432)    (34,075)
  Cash and cash equivalents, beginning of period                 2,439       1,065       7,497      41,572
                                                              --------    --------    --------    --------
  Cash and cash equivalents, end of period                    $ 10,222    $  2,439    $  1,065    $  7,497
                                                              ========    ========    ========    ========

SUPPLEMENTAL DISCLOSURE AND CASH FLOW
 INFORMATION: - Cash paid during the year for:
    Interest                                                  $  8,050    $  8,050    $  7,487    $  8,853
    Taxes                                                     $  1,460    $    945    $    749    $   --
                                                              ========    ========    ========    ========





The accompanying notes to consolidated financial statements are an integral part of these statements.

                           SPRECKELS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       OPERATIONS

         Yale International, Inc. (the "Company") is a manufacturer and distributor of material handling and industrial component products. The Company has 9 manufacturing facilities located in five countries, producing products under the brand names of Yale(TM), Duff-Norton(TM), Coffing(TM) and Little Mule(TM). The Company sells its products to original equipment manufacturers, distributors and end-users in the United States and abroad.

         On April 22, 1996, the Board of Directors announced the change of the Company's name from Spreckels Industries, Inc. to Yale International, Inc. and on April 24, 1996, the Company's stock began trading on the Nasdaq National Market under the symbol "YALE". The Company's stock formerly traded under the symbol "SPKL". The Board of Directors of the Company will seek stockholders' ratification for its name change at its next annual meeting. Prior to that time, the legal name of the Company will continue to be Spreckels Industries, Inc., although the Company will operate as Yale International, Inc.

2.       DISCONTINUED OPERATIONS

         On November 13, 1995 (the "Measurement Date"), the Company announced its intention to sell the operations of its Spreckels Sugar Company, Inc. and Limestone Products, Inc., subsidiaries (collectively, the "Sweetener Segment"). The Sweetener Segment produced refined beet sugar and certain sweetener products and sold its products to retail and industrial end-users. This business segment has been accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations and Reporting the Effects of Disposal of a Segment of a Business." Accordingly, the assets and liabilities of the discontinued Sweetener Segment have been classified in the accompanying consolidated balance sheets as "net assets of discontinued operations held for sale." In addition, the results of operations of the Sweetener Segment for the periods ended June 30, 1996, June 30, 1995, the eleven-month period ended June 30, 1994, and the one-month period ended July 31, 1993, have been segregated in the accompanying consolidated statements of operations.

         The Company recorded a $56.7 million loss on the disposal of the Sweetener Segment in the second quarter of fiscal 1996, which included $11.8 million for estimated operating and shut-down costs to be incurred between the Measurement Date and the estimated disposal date.

         On April 19, 1996, the Company completed the sale of all of the issued and outstanding capital stock of Spreckels Sugar Company, Inc. and Limestone Products Company, Inc. In connection with the sale, the Company retained two sugar processing facilities located in Spreckels and Manteca, California, production equipment located at Cool, California, and certain farm properties, which are being held for sale. In addition, the Company retained the financial responsibility for all costs associated with the closure and demolition of the two retained sugar processing facilities, as well as certain employee-related liabilities, including medical benefits for those employees who had retired as of December 31, 1995.

                           SPRECKELS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       DISCONTINUED OPERATIONS - CONTINUED

         The terms of the sale provided for the payment of approximately $28.0 million in cash plus the assumption of $16 million of debt, and was based upon the net working capital of the Sweetener Segment at December 31, 1995, plus $3.0 million, subject to certain adjustments which were still under negotiation as of August 24, 1996.

         Sales from discontinued operations were $109.1 million, $175.8 million, $188.6 million and $16.0 million, for the period from July 1, 1995, to November 13, 1995, the year ended June 30, 1995, the 11-month period ended June 30, 1994, and the one-month period ended July 31, 1993, respectively.

         The components of net assets of discontinued operations held for sale on the consolidated balance sheets at June 30, 1996 and 1995, are as follows (in thousands):

                                                1996        1995
Accounts Receivable                           $   --     $ 11,452
Inventory                                         --       59,032
Property, plant and equipment, net              14,918     95,565
Other assets                                     3,500     11,837
                                              --------  ----------
      Total assets                              18,418    177,886
                                              --------  ----------

Accounts payable and accrued expenses             --       14,325
CCC loans payable                                 --       35,265
Deferred taxes                                    --       28,413
Accrued plant shut-down costs                    6,255       --
Other liabilities                                  939     21,501
                                              --------  ----------
      Total liabilities                          7,194     99,504
                                              --------  ----------
Net assets of discontinued operations
  held for sale                               $ 11,224   $ 78,382
                                              ========  ==========

    Interest expense charged to discontinued operations amounted to $1.6 million, $2.3 million $2.6 million and $0.0 million, for the years ended June 30, 1996 and 1995, the 11-month period ended June 30 1994, and the one-month period ended July 31, 1993, respectively. Interest has been charged to discontinued operations based on indebtedness from borrowings directly related to the Sweetener Segment, which primarily consisted of Commodity Credit Corporation (CCC) borrowings.

         As a result of the Company's decision to discontinue the operations of its Sweetener Segment, a pension curtailment gain of $1.0 million was recognized, resulting in a net periodic pension benefit of $0.7 million credited to discontinued operations for the year ended June 30, 1996. Net periodic pension cost charged to discontinued operations amounted to $0.9 million, $1.2 million and $0.1 million for the fiscal year ended June 30, 1995, the 11-month period ended June 30, 1994, and the one-month period ended July 31, 1993, respectively.

                           SPRECKELS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       DISCONTINUED OPERATIONS - CONTINUED

         Accrued pension cost for discontinued operations at June 30, 1995, was $2.4 million, and is included in "Net Assets of Discontinued Operations Held for Sale" in the accompanying consolidated balance sheets.

         Accrued postretirement benefit cost for discontinued operations at June 30, 1995, was $5.6 million, and is included in net assets of discontinued operations held for sale in the accompanying consolidated balance sheet. Postretirement benefit expense charged to discontinued operations amounted to $203,000 and $288,000 for the fiscal years ended June 30, 1996 and 1995, respectively, and $894,000, and $82,000 for the 11-month period ended June 30, 1994, and the one-month period ended July 31, 1993, respectively..

         Discontinued operations include management's estimates of the amounts expected to be realized on the sale of the Sweetener Segment. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

3.  REORGANIZATION PROCEEDINGS

         In October 1992, the Company filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code. The Company's subsidiaries did not file similar petitions and were not debtors in any insolvency proceeding. On August 4, 1993 (the "Confirmation Date"), the Bankruptcy Court entered an order confirming the Plan of Reorganization (the "Plan"), which became effective on September 2, 1993 (the "Effective Date"). The effects of the Plan have been recorded as of July 31, 1993, the fiscal month-end closest to the Confirmation Date.

         The Company has implemented the accounting for entities emerging from Chapter 11 reorganization, including the application of "fresh-start" reporting, set forth by the American Institute of Certified Public Accountants' Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". The ongoing impact of the adoption of fresh-start reporting is reflected in the accompanying consolidated financial statements.

         The following occurred under the Plan as of the Effective Date:

         - The Company restructured certain senior indebtedness in the aggregate principal amount of approximately $103.4 million. Such indebtedness was satisfied by issuance of the Company's 11.5% Senior Secured Notes due 2000 in the aggregate principal amount of $70.0 million (the "Senior Secured Notes") and by the establishment of and drawing under a revolving credit facility extended by the senior secured creditors.

         - All of the indebtedness owed to the holders of the Company's 14.25% Senior Subordinated Notes due 1998 (the "Old Senior Subordinated Notes"), totaling $55.0 million in principal amount

                           SPRECKELS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       REORGANIZATION PROCEEDINGS - CONTINUED

and all of the indebtedness owed to the holder of two junior subordinated notes due July 31, 1995 (the "Old Junior Subordinated Notes"), totaling approximately $16.9 million in principal amount was converted to equity by the issuance of 4,500,000 shares of the Company's Class A Common Stock to the holders of the Old Senior Subordinated Notes and issuance of 1,020,000 shares of the Company's Class A Common Stock, plus warrants to purchase up to 900,000 shares of the Company's Class A Common Stock at a price equal to $9.17 per share to the holder of the Old Junior Subordinated Notes (see Note 16).

         - All of the equity interests (capital stock, warrants and options) in the Company prior to the effectiveness of the Plan were canceled and 479,900 shares of Class A Common Stock, plus 100 shares of Class B Common Stock, plus warrants to purchase up to 1,950,000 shares of the Company's Class A Common Stock at various prices, were issued to the holders of such equity interests (see Notes 15 and 16). In addition, the Company adopted a new management stock option plan covering 564,894 shares of the Company's Class A Common Stock (see Notes 15 and 16).

         Under fresh-start reporting, reorganization value of the entity was allocated to the reorganized Company's assets on the basis of the fair market values as of July 31, 1993. The portion of reorganization value not attributable to specific tangible or identifiable intangible assets of the reorganized entity was reflected as excess reorganization value. Revaluation of assets and liabilities pursuant to the adoption of fresh-start reporting included (in thousands):

                  Eliminate inventory LIFO layers             $       (6,576)
                  Write-up assets to appraised values                  43,693
                  Write-up of other assets                              1,368
                  Adjust liabilities to net fair value                (13,070)
                  Tax impact of fresh-start accounting                 (9,369)
                                                                 ------------
                           Total fresh-start adjustments      $        16,046
                                                                  ===========

         Under fresh-start reporting, the final consolidated balance sheet as of July 31, 1993 (Predecessor Company), after adjustment resulting from the effectiveness of the Plan, became the opening balance sheet on August 1, 1993, of the reorganized successor company. Since fresh-start reporting was included in the financial statements for the years ended June 30, 1996 and 1995 and for the eleven-month period ended June 30, 1994, the consolidated financial statements as of and for the period subsequent to that date are not comparable to any such statements as of any prior date or for any prior period.

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION--The financial statements include the consolidated accounts of the Company. All significant intercompany transactions and accounts have been eliminated in consolidation.

                           SPRECKELS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

CASH AND CASH EQUIVALENTS--Cash and cash equivalents consist of cash on hand and in banks and highly liquid investments with original maturities of three months or less.

REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK--Revenue is recognized as products are shipped or when risk of loss has passed. The Company performs ongoing credit evaluations of its customers' financial condition, but generally does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other factors.

FAIR VALUE OF FINANCIAL INSTRUMENTS--The book value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and outstanding borrowings under the Company's revolving line of credit approximates the fair value due to the short-term nature of these instruments.

         Based on borrowing rates currently available to the Company for debt with similar terms and average maturities, the fair value of the Senior Secured Notes (see Note 8) was $72.7 million at June 30, 1996, and $73.9 million at June 30, 1995. Fair value was determined by reference to quotations available in markets where the issue is traded. The Senior Secured Notes are redeemable by the Company, at prices explained in Note 8, which are less than the quoted market prices used in determining the fair value.

PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are depreciated using the straight-line method over their estimated useful lives, ranging from 15 to 30 years for building and structures and from 7 to 18 years for machinery and equipment. Expenditures for repairs and maintenance are charged against income as incurred.

EXCESS REORGANIZATION VALUE--Excess reorganization value represents the unamortized excess of the Company's value for reorganization purposes over the fair value of its tangible and identifiable intangible net assets as of the date of reorganization (see Note 3). The Company amortizes its excess reorganization value over a 20-year period and expensed $1.7 million and $1.8 million for the years ended June 30, 1996 and 1995, respectively, and $2.3 million for the 11-month period ended June 30, 1994. Accumulated amortization at June 30, 1996 and 1995, amounted to $5.3 million and $3.6 million, respectively.

RESEARCH AND DEVELOPMENT--Research and development costs are charged to expense as incurred and amounted to $2.3 million and $1.3 million for the years ended June 30, 1996 and 1995, respectively, $0.7 million for the eleven-month period ended June 30, 1994 and $0.1 million for the one-month period ended July 31, 1993. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

                           SPRECKELS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INCOME TAXES--Deferred income taxes are determined in accordance with Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes," ("SFAS 109"), whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         Deferred tax assets and liabilities on the accompanying consolidated balance sheets are classified in accordance with SFAS 109, which generally requires classification be based on the related asset or liability. Deferred taxes not related to a specific asset or liability are classified based on the estimated period of reversal.

EARNINGS PER SHARE--Weighted average shares for earnings (loss) per share purposes include common stock equivalents, as calculated under the modified treasury stock method (see Note 17).

FOREIGN CURRENCY TRANSLATION--Assets and liabilities of subsidiaries outside the United States are translated into U.S. dollars at the exchange rates in effect at the end of the period. Revenue and expense accounts are translated at a weighted average of exchange rates which were in effect during the year. Translation adjustments that arise from translating a foreign subsidiary's financial statements from local currency to U.S. dollars are accumulated in a separate component of stockholders' equity. Transaction gains and losses that arise from exchange rate changes on transactions denominated in a foreign currency are included in results of operations as incurred.

FOREIGN EXCHANGE CONTRACTS--The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. The Company does not hold or issue financial instruments for speculative trading purposes.

         Forward exchange contracts are utilized by the Company to hedge firm and anticipated purchases denominated in foreign currencies (principally in Japanese yen). The terms of the foreign exchange contracts do not exceed six months. The purpose of the Company's foreign currency hedging activity is to protect the Company from the risk that the future cash outflows resulting from purchases from foreign suppliers will be adversely affected by changes in exchange rates. Gains and losses from these transactions are recognized when the obligation to pay foreign suppliers is incurred.

         At June 30, 1996, the Company had forward purchase commitments of 177 million Japanese yen at contract rates ranging between 102 and 104 yen to the U.S. dollar.

PERVASIVENESS OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions.

                           SPRECKELS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NEW ACCOUNTING PRONOUNCEMENT--In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, ("SFAS 121"), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets be reported at the lower of carrying amount or fair value. The Company plans to adopt SFAS 121 in 1997 and believes that the adoption of this new accounting standard will not have a significant impact on its financial position or results of operations.

DIVIDENDS--The Company has not paid any dividends on its common stock. The Company is subject to certain restrictions on the payment of dividends under the terms of its Senior Secured Notes and its revolving credit agreement (see Note
8).

RECLASSIFICATIONS--Certain prior year amounts have been reclassified to conform to the current year presentation.

5.  INVENTORIES

         Substantially all inventories are valued at the lower of cost or market using the last-in, first-out ("LIFO") method. Inventories consist of the following at June 30, 1996 and 1995 (in thousands):

                                                       1996           1995
                                                   -----------      --------
                           Raw materials           $     4,480    $     4,750
                           Work in progress             11,955         14,626
                           Finished goods               23,312         23,380
                                                    ----------     ----------
                                                        39,747         42,756
                           Less-LIFO reserve             1,001            231
                                                   -----------     ----------
                                                   $    38,746    $    42,525
                                                   = =========    ===========

                           SPRECKELS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following at June 30, 1996 and 1995 (in thousands):

                                                    1996           1995
                                               -------------      --------
            Land                               $         835   $        835
            Buildings and structures                   4,982          4,144
            Machinery and equipment                   24,718         20,916
            Leasehold improvements                     1,563          1,418
                                                ------------    -----------
                                                      32,098         27,313
              Less-Accumulated depreciation            6,618          4,180
                                                ------------   ------------
                                                $     25,480   $     23,133
                                                = ==========   = ==========

7.       OTHER CURRENT LIABILITIES

         Other current liabilities consists of the following at June 30, 1996 and 1995 (in thousands):

                                                    1996           1995
                                                -----------    --------
         Accrued taxes                         $     6,189    $     5,442
         Product liability                           3,984          2,816
         Workers' compensation liability             1,547          2,326
         Other                                       4,575          3,357
                                                ----------    -----------
                  Total                        $    16,295    $    13,941
                                               ===========    = =========

8.  DEBT

     Long-term debt consists of the following at June 30, 1996 and 1995 (in thousands):

                                                       1996             1995
                                                    ----------        --------
                  Senior Secured Notes              $    70,000     $  70,000
                  Credit Agreement - Revolving
                    loan due June 30, 1997,
                    at prime plus 0.75%                    ---          10,616
                                                    -----------     ----------
                           Total                    $    70,000     $   80,616
                                                    ===========     ==========

         The Senior Secured Notes bear interest at 11.5%, payable semi-annually, are due September 1, 2000, and are guaranteed by each of the Company's directly held subsidiaries. Upon the change of control of the Company, each holder of Senior Secured Notes may require the Company to repurchase such holder's notes at 101% or, if on or after September 1, 1998, 100% of the principal amount thereof, plus accrued interest to the date of repurchase.

                           SPRECKELS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  DEBT - CONTINUED

         On July 22, 1994, the Company entered into a secured revolving credit agreement (the "Credit Agreement") with Harris Trust and Savings Bank. The Credit Agreement, as amended, provides for maximum borrowings of $25.0 million, including a $6.0 million sublimit for letters of credit, through June 30, 1997. The Credit Agreement is secured by accounts receivable, inventories and bank deposits of Duff-Norton Company, Inc., the Company's principal operating subsidiary. Interest rates under the Credit Agreement are at prime plus 0.75% for domestic loans and LIBOR plus 2.25% for Eurodollar loans. The prime rate under the Credit Agreement was 8.25% and 9.0% at June 30, 1996 and 1995, respectively.

         The terms and conditions of the Credit Agreement and the Senior Secured Notes impose restrictions that affect, among other things, the ability of the Company to (i) incur additional indebtedness (including indebtedness incurred by means of guarantees); (ii) create liens on assets, (iii) sell assets; (iv) engage in mergers or consolidations; (v) make investments and capital expenditures; (vi) pay dividends; and (vii) engage in certain transactions with affiliates and subsidiaries. The Company is also required to comply with certain specified financial ratios and tests, including the maintenance of certain interest coverage ratios and minimum net worth levels.

         As of June 30, 1996, as a result of the sale of Spreckels Sugar Company, Inc., the Company was in violation of certain covenants related to the Credit Agreement; however, the Company received a waiver subsequent to year end. There were no outstanding borrowings under the Credit Agreement as of June 30, 1996.

         As of June 30, 1996 and 1995, the Company had letters of credit outstanding of $2.5 million and $1.7 million, respectively.

9.       DIVESTITURES

         On November 4, 1994, the Company sold all of the stock of its wholly owned subsidiary, Carbidie Corporation ("Carbidie"). Carbidie manufactured custom-made tungsten carbide preforms, which are used for their strength and durability in the tool and die industry. Carbidie was sold for $22.5 million and net proceeds amounted to $21.8 million. The sale of Carbidie resulted in no gain or loss.

         On June 30, 1994, the Company sold all of the stock of its wholly owned subsidiary, National Carbide Die ("NCD"). NCD manufactured precision quality tools, dies and component parts, primarily from die steel and carbide tungsten. NCD was sold for $2.1 million, its book value. Accordingly, no gain or loss was recorded on the transaction. The Company received a cash payment of $1.8 million in July 1994 plus a promissory note maturing in 2001 for the remainder of the purchase price.

                           SPRECKELS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  LEASE COMMITMENTS

         The Company leases office space, production facilities, warehouses, transportation and other equipment under operating leases extending for varying periods of time. Rental expense amounted to $2.9 million and $2.7 million for the years ended June 30, 1996 and 1995, respectively, $2.1 million for the eleven-month period ended June 30, 1994, and $0.2 million for the one-month period ended July 31, 1993.

         At June 30, 1996, remaining lease commitments are as follows (in thousands):

                                              OPERATING      CAPITAL
             1997                            $     2,592    $       52
             1998                                  1,951            52
             1999                                  1,501            52
             2000                                  1,362            52
             2001                                  1,311            52
             Thereafter                           12,753           381
                                              ----------       --------
             Total minimum lease payments    $    21,470           641
                                              ==========
             Less-interest portion                                 295
                                                               --------
             Present value of net minimum
               capital lease payments                       $      346
                                                              =========

11.  INCOME TAXES

         The Company adopted SFAS No. 109 on July 1, 1993. The cumulative effect on prior years of this change in accounting principle increased net income by $1.9 million, or $0.38 per share, and is included in cumulative effect of changes in accounting principles in the Consolidated Statements of Operations for the period ended July 31, 1993.

         Domestic and foreign components of income from continuing operations, before income taxes, are summarized as follows (in thousands):

                                                                     PREDECESSOR
                                           SUCCESSOR COMPANY           COMPANY
                                                         11-MONTH     ONE-MONTH
                                                           PERIOD      PERIOD
                                                           ENDED       ENDED
                                    YEAR ENDED JUNE 30,    JUNE 30,    JULY 31,
                                      1996        1995        1994      1993
Income (loss) before income taxes:
         Domestic                  $   6,153   $   3,221  $    3,867  $ (1,350)
         Foreign                       4,964       4,016       3,009        214
                                   ---------   ---------  ----------  ---------
                  Total            $  11,117   $   7,237  $    6,876  $ (1,136)
                                   =========   =========  ==========  =========

                           SPRECKELS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  INCOME TAXES - CONTINUED

         The provision for income taxes applicable to continuing operations are summarized as follows (in thousands):



                                                                                 PREDECESSOR
                                                        SUCCESSOR COMPANY           COMPANY
                                                                       11-MONTH    ONE-MONTH
                                                                        PERIOD        PERIOD
                                                                         ENDED       ENDED
                                                YEAR ENDED JUNE 30,    JUNE 30,    JULY 31,
                                                  1996        1995        1994        1993

         Income before income taxes:
                Current:
                  Federal                    $       555   $   2,087 $    2,248   $      (70)
                  State                              615         314        338          (35)
                  Foreign                          1,967       1,813        934          105
                                              ----------   --------- ----------   ----------
                  Total current                    3,137       4,214      3,520          ---
                 Deferred provision (benefit)      1,112      (1,316)        90          ---
                                             -----------    -------- ----------   ----------
                        Total tax provision  $     4,249   $   2,898 $    3,610   $      ---
                                             ===========   ========= ==========  ===========

         The reconciliation between the statutory federal tax expense and recorded tax expense is as follows (in thousands):


                                                                              PREDECESSOR
                                                 SUCCESSOR COMPANY               COMPANY
                                                                   11-MONTH   ONE-MONTH
                                                                    PERIOD        PERIOD
                                                                     ENDED         ENDED
                                              YEAR ENDED JUNE 30,   JUNE 30,      JULY 31,
                                              1996        1995        1994           1993

 Statutory federal income tax expense       $   3,891  $  2,533   $  2,407   $      (386)
 State income taxes, net of federal benefit       400       204        220            56
 Excess reorganization value amortization         601       631        815           ---
 Tax on foreign income distributed                512       577        246           ---
 Foreign income taxed at different rates          230       407       (119)          32
 Operating loss carryforward utilized          (1,484)      ---        ---           ---
 Reduction of taxes provided in prior years       ---    (1,505)       ---           ---
 Reorganization items                             ---       ---        ---           420
 Other items                                       99        51         41          (122)
                                            ---------- ---------  ---------      --------
                 Total tax expense          $   4,249  $  2,898   $  3,610   $       ---
                                              ========  =======   =========   ============



                           SPRECKELS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  INCOME TAXES - CONTINUED

         The Company had previously provided for taxes related to a dispute with taxing authorities which was favorably resolved in 1995.

         Temporary differences and carryforwards which give rise to deferred tax assets and liabilities included in the accompanying consolidated balance sheets at June 30, 1996 and 1995, are as follows (in thousands):

                                                         1996        1995
                                                     ----------- --------
         Deferred tax assets
           Postretirement health benefit accrual    $    5,957   $   6,159
           Insurance reserves                            3,245       3,303
           Real property lease valuation reserves        1,836       2,099
           Vacation accrual                                619         579
           Other                                         1,326       1,603
                                                    ----------   ---------
                  Total deferred tax assets             12,983      13,743
                                                     ---------   ---------
         Deferred tax liabilities
           Inventory                                     3,242       3,052
           Property, plant and equipment                 4,579       4,634
           Other                                         2,468       2,251
                                                    ----------    --------
                  Total deferred tax liabilities        10,289       9,937
                                                     ---------    --------
                  Net deferred tax asset            $    2,694    $  3,806
                                                    ==========    ========

         At June 30, 1996, the Company had net operating loss carryforwards of $1.2 million which expire between 2008 and 2010, and alternative minimum tax credits of $1.5 million which do not expire.

12.      RETIREMENT PLANS

         The Company has a number of noncontributory defined benefit pension plans. These plans provide pension benefits based on years of service, with some plans providing benefits based on compensation at the date benefits are earned and others based on compensation for a period immediately prior to retirement. Plan assets include U.S. government securities, federal agency obligations, corporate debt instruments, common stock, other fixed income securities and cash equivalents. The Company's funding policy is to contribute annually the minimum amount required by the Employee Retirement Income Security Act.

         Net periodic pension cost components charged to continuing operations and related assumptions are as follows (in thousands):

                           SPRECKELS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      RETIREMENT PLANS - CONTINUED


                                                                                     PREDECESSOR
                                                       SUCCESSOR COMPANY              COMPANY
                                                                          11-MONTH    ONE-MONTH
                                                                            PERIOD     PERIOD
                                                                            ENDED      ENDED
                                                   YEAR ENDED JUNE 30,      JUNE 30,   JULY 31,
                                                     1996        1995        1994       1993

         Service cost - Benefits earned during
           the period                              $   1,606  $  1,559   $   1,532    $   125

         Interest cost on projected benefit
           obligation                                  3,105     3,056       2,762        255

         Actual return on assets                      (5,153)   (4,919)     (2,819)      (256)
         Curtailment                                     ---    (1,129)        ---        ---
         Settlement                                     (263)      300         ---        ---
         Net amortization and deferral                 2,050     2,007         ---        ---
                                                    --------   -------    ----------  --------
                                                   $   1,345  $    874   $   1,475    $    124
                                                    ========  ========      =======   ========
         Discount rates                                   8%        8%           8%          8%
         Rates of increase in compensation levels       4-5%      4-5%         4-5%        4-5%
         Expected long-term rates of return on
           assets                                         9%        9%           9%          9%


         The following table sets forth the plans' funded status and amounts recorded in the accompanying consolidated balance sheets at June 30, 1996 and 1995 (in thousands):



                                                           1996                   1995
                                               ------------------------  -----------------------
                                               PLAN ASSETS   PROJECTED    PLAN ASSETS   PROJECTED
                                                 EXCEEDS      BENEFITS      EXCEED      BENEFITS
                                               PROJECTED   EXCEED PLAN     PROJECTED   EXCEED PLAN
                                                BENEFITS        ASSETS      BENEFITS     ASSETS

         Actuarial present value of
           benefit obligations
               Vested benefit obligation       $ (6,290)   $ (26,757)    $   (10,092)   $ (22,250)
                                               =========    =========     ==========    ==========
                Accumulated benefit
                 obligation                    $  (6,826)   $(28,320)    $   (10,763)   $ (23,357)
                                               =========    =========     ==========    ==========
               Projected benefit
                 obligation                    $  (6,826)   $(35,473)    $   (11,588)   $ (29,566)
               Plan assets at fair value           9,468      29,252          13,620       23,253
                                               ---------    ----------    -----------  -----------
               Plan assets in excess of (less
                 than) projected benefit
                 obligation                        2,642      (6,221)          2,032       (6,313)


                           SPRECKELS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      RETIREMENT PLANS - CONTINUED



                                                   1996                      1995
                                         -----------------------   ----------------------
                                         PLAN ASSETS   PROJECTED   PLAN ASSETS  PROJECTED
                                           EXCEEDS      BENEFITS     EXCEED     BENEFITS
                                         PROJECTED    EXCEED PLAN   PROJECTED  EXCEED PLAN
                                          BENEFITS       ASSETS     BENEFITS      ASSETS

               Unrecognized net gain         (609)       (1,187)       (203)        (220)
               Prior service cost              ---          669         ---            78
               Accumulated benefit
                 obligation in excess of
                 plan assets                   ---         (244)        ---         (154)
                                         -----------   ----------- -----------  -----------
               Prepaid (accrued) pension
                 cost                    $   2,033     $ (6,983)   $  1,829      $(6,609)
                                          ==========   ==========  ==========  ============

         As of June 30, 1996 and 1995, the benefit plans' accumulated benefit obligation exceeded plan assets by $244,000 and $154,000, respectively. As required by SFAS No. 87, "Employers' Accounting for Pensions," the Company has adjusted its pension liability by this amount and reflected the corresponding offset as a reduction of stockholders' equity.

13.  POSTRETIREMENT BENEFIT OBLIGATION

         The Company sponsors defined benefit postretirement health care plans that provide medical and life insurance coverage to retirees and their dependents. The Company pays the majority of the medical costs for retirees and their spouses who are under age 65. For retirees and dependents of retirees who retired prior to January 1, 1989, and are age 65 and over, the Company contributes 100% toward the American Association of Retired Persons ("AARP") premium frozen at the 1992 level. For retirees and dependents of retirees who retired after January 1, 1989, the Company contributes $35 per month toward the AARP premium. The life insurance plan is noncontributory.

         On July 1, 1993, the Company adopted SFAS NO. 106. SFAS 106 requires the Company to recognize the cost of providing health care and other benefits to retirees over the term of employee service, which was a change from the Company's previous method of recognizing these costs when paid. The adoption of this pronouncement resulted in a charge to net income of $8.6 million, which is included in the amount shown as cumulative effect of changes in accounting principles, net of tax, in the Consolidated Statement of Operations for the period ended July 31, 1993.

         The following table sets forth the plans' combined accumulated postretirement health benefit obligation shown on the accompanying consolidated balance sheets at June 30, 1996 and 1995 (in thousands):

                           SPRECKELS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      POSTRETIREMENT BENEFIT OBLIGATIONS - CONTINUED

                                                         1996          1995
                                                      ----------    --------
                  Actives not fully eligible          $    4,341   $   3,598
                  Actives fully eligible                   2,083       2,289
                  Retirees and dependents                 10,552      10,688
                                                       ---------    ---------
                  Accumulated postretirement
                    benefit obligation                    16,976      16,575
                    Less - Unrecognized net loss          (1,403)       (472)
                                                       ----------   ---------
                  Accrued postretirement benefit cost  $  15,573    $ 16,103
                                                       =========    =========

         The Company's postretirement health benefit plans are not funded. Net periodic postretirement benefit cost includes the following components (in thousands):



                                                                             PREDECESSOR
                                                    SUCCESSOR COMPANY          COMPANY
                                                                   11-MONTH    ONE-MONTH
                                                                     PERIOD    PERIOD
                                                                     ENDED      ENDED
                                                YEAR ENDED JUNE 30, JUNE 30,   JULY 31,
                                                  1996      1995     1994       1993

         Service cost - Benefits attributed to
           service during the period            $    374  $   360  $   442     $    40

         Interest cost on accumulated post-
           retirement obligation                   1,229    1,305    1,375         125
                                                 -------   ------    -----     ---------

         Postretirement benefit expense         $  1,603  $ 1,665  $ 1,817     $   165
                                                 =======   ======   ======     =========


         For measurement purposes, an 8% and 12% annual rate of increase in the per capita cost of postretirement medical benefits was assumed in 1996 and 1995, respectively, for retirees who are younger than age 65; the rate was assumed to decrease gradually to 5.5% and 6.5% by 2000 for 1996 and 1995, respectively, and remain at that level thereafter. The discount rate used in determining the accumulated postretirement benefit obligation was 8.0% for 1996 and 1995.

14.      EMPLOYEE BENEFIT AND INCENTIVE PLANS

         The Company sponsors two 401(k) defined contribution plans in which U.S. employees are eligible to participate. The Company's contributions under the plans are funded with a trustee and are determined based upon the amount of employee contributions and are contingent on each of the Company's business segments achieving certain profitability and cash flow targets. The total amount

                           SPRECKELS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.      EMPLOYEE BENEFIT AND INCENTIVE PLANS - CONTINUED

contributed by the Company for the years ended June 30, 1996 and 1995, the 11-month period ended June 30, 1994 amounted to $0.7 million, $0.7 million, $1.3 million, respectively. The Company did not make any contributions during the one-month ended July 31, 1993.

         At June 30, 1996, the Company's 401(k) plans and its Employee Stock Ownership Plan ("ESOP") held 421,742 shares of the Company's Class A Common Stock.

15.  CAPITAL STOCK

STOCKHOLDER RIGHTS AGREEMENT--On November 11, 1995, the Board of Directors adopted a Stockholder Rights Agreement under which a dividend distribution was declared of one-half right for each outstanding share of the Company's Class A Common Stock. Except as set forth below, each right entitles the holder to purchase from the Company one share of Common Stock at a price of $45 per share, subject to adjustment.

         The rights are not currently exercisable, but would become exercisable if certain events occurred related to a person or group ("Acquiring Person") acquiring or attempting to acquire 15% or more of the Company's common stock. Once a person or group has acquired 15% or more of such stock, except for certain permitted offers, each holder of a right (other than the Acquiring Person) would be entitled to purchase one share of Class A Common Stock at $1.00 per share.

         The Board of Directors, at its option, may at any time after a person becomes an Acquiring Person (but not after the acquisition by such person of 50% or more of the outstanding common stock) exchange all or part of the then outstanding and exercisable rights for shares of common stock at an exchange ratio of one share of common stock for each right.

         The Company may redeem the rights in whole, but not in part, at a price of $0.001 per right at any time prior to the earlier of (i) a person or group becoming an Acquiring Person or (ii) the expiration of the rights (which will occur no later than November 23, 2005).

STOCKHOLDERS OF RECORD--As of August 24, 1996, there were 301 stockholders of record of the Company's Class A Common Stock.

CLASS B COMMON STOCK--All of the Company's Class B Common Stock was converted to Class A Common Stock in fiscal 1996 upon sale of the shares by the original holder.

                           SPRECKELS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.      STOCK OPTIONS AND WARRANTS - CONTINUED

OPTIONS--The Company has a New Management Stock Option Plan ("the Option Plan") covering a maximum of 564,894 shares of the Company's Class A Common Stock for issuance to key employees and directors of the Company. Options granted under the Option Plan vest over periods of three to four years and are exercisable at prices and other terms as determined by the Board of Directors.

         Under the option agreements, all options granted become exercisable as of the date of a change in control, as defined.

         The Company's New Management Stock Option Plan (the "Management Plan") provided for the issuance of nonqualified stock options to key employees and directors of the Company. Under the terms of the Management Plan, options to purchase up to 376,596 shares of Class A Common Stock were issued at an exercise price of $.01 per share and were exercisable in increments of one-third on June 30, 1994, 1995 and 1996, provided that the Company's EBITDA (earnings before interest, taxes, depreciation and amortization) exceeded certain targets. In any year where EBITDA targets were not met, the right to exercise such options was forfeited and the forfeited shares were then made available for future stock option grants under the Option Plan. The Company did not meet the EBITDA target in 1996, 1995 or 1994 and, as a result, all option shares granted under the Management Plan have been forfeited as of June 30, 1996.

         Stock option activity under the Option Plan at share prices ranging from $8.125 to $15.25 for the year ended June 30, 1996, and at share prices ranging from $8.25 to $8.88 for the year ended June 30, 1995, was as follows:

                                                        1996          1995
                                                       --------    ---------
                  Authorized
                      Beginning balance                   66,208     340,163
                      Canceled                            36,533      53,663
                      Forfeited from Management Plan     125,532     125,532
                      Granted                          (179,065)    (453,150)
                                                       ---------    ---------
                           Shares available for grant     49,208      66,208
                                                       =========   =========

                                                        1996            1995
                                                       --------     --------
                  Outstanding
                      Beginning balance                  399,487         ---
                      Granted                            179,065     453,150
                      Canceled/Forfeited                (36,533)    (53,663)
                      Exercised                         (26,333)         ---
                                                       ---------   ----------
                      Ending balance                     515,686     399,487
                                                        ========    ========

                           SPRECKELS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.      STOCK OPTIONS AND WARRANTS - CONTINUED

         The Company also has a Directors' Stock Option Plan (the "Directors' Plan") dated September 2, 1993, which covers nonemployee directors of the Company. Certain directors of the Company were granted stock options under the Directors' Plan except the director formerly designated by the holder of the Company's Class B Common Stock which was converted to Class A in 1996 and those directors appointed subsequent to November 1, 1995. Under the terms of the Directors' Plan, options to purchase up to 50,000 shares of Class A Common Stock have been issued at exercise prices of $10.00 and $11.67. The options have varying vesting dates over a three-year period following their date of grant. As of June 30, 1996, none of the options issued under the Directors' Plan have been exercised.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all employee stock compensation plans. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting as prescribed by APB Opinion No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

         The Company plans to continue accounting for employee stock options under the provisions of APB Opinion No. 25. Appropriate pro forma information will be disclosed in future periods in accordance with SFAS No. 123.

WARRANTS--As of June 30, 1996 and 1995, warrants to purchase 2,520,895 shares and 2,550,000 shares, respectively, of the Company's stock had been issued with exercise prices ranging from $9.17 to $15.00 per share. These warrants are noncontingent and do not expire. Warrants to purchase an additional 300,000 shares of the Company's stock had also been issued at June 30, 1996 and 1995, with an exercise price of $1.00 per share. The exercisability of these warrants is contingent on the market price of the Company's stock reaching or exceeding $17.50 per share for 20 consecutive trading days. As of June 30, 1996 and 1995, the contingency had not been met. Subsequent to June 30, 1996, however, the contingency was satisfied and the warrants became fully exercisable.

17.      EARNINGS PER SHARE

         Primary and fully diluted earnings per share are based on the weighted average number of shares outstanding during each period and the assumed exercise of stock options and warrants, as calculated under the modified treasury stock method. Under the modified treasury stock method, cash proceeds from the assumed exercise of outstanding stock options and warrants are used to repurchase the Company's stock, subject to a 20% limitation. Cash proceeds remaining after the 20%

                           SPRECKELS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.      EARNINGS PER SHARE - CONTINUED

limit has been reached are used to reduce indebtedness of the Company. Accordingly, net income (loss) is adjusted for the resulting reduction of interest expense to compute net income (loss) applicable to common stock.

         All stock options and warrants have been excluded from the calculation of earnings (loss) per share for the year ended June 30, 1995, and the 11-month period ended June 30, 1994, because their inclusion, in the aggregate, is antidilutive.

18.      COMMITMENTS AND CONTINGENCIES

         The Company has certain contingent liabilities with respect to material existing or potential claims, lawsuits and other proceedings, including those involving environmental, product liability and other matters, certain of which are discussed more specifically below. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date, the Company's estimates of the outcomes of these matters and its experience in contesting, litigating and settling other matters. As the scope of the liabilities becomes better defined, there will be changes in the estimates of future costs, which could have a material effect on the Company's future results of operations and financial condition or liquidity. In the opinion of management, the results of any pending legal proceedings or claims will not have a material adverse effect on the Company's financial position or results of its operations.

ENVIRONMENTAL--The Company discovered in 1987 that groundwater and sediments beneath the Jackson, Michigan, plant of the Company's subsidiary, Mechanical Products, Inc., contain certain organic chemical compounds in concentrations above those permitted by applicable law. The Company conducted an extensive investigation of the site and has entered into an Administrative Order by Consent with the State of Michigan Department of Natural Resources which provides for further investigation, the development of a remedial plan and subsequent remedial action. In 1991, the Company began removal of such compounds from the groundwater and affected sediments. These efforts will continue during fiscal 1997 and possibly beyond. Although no assurances can be given, management believes that the remaining cost to the Company of remedial efforts at the Jackson plant will not have a material adverse effect on the Company's business, financial condition or results of operations.

PRODUCT LIABILITY--The Company is periodically subject to personal injury and property damage claims arising out of incidents involving the use of its products. The Company is self-insured for product liability claims up to a maximum of $500,000 per occurrence and maintains product liability insurance with a $100 million cap per occurrence. The Company has been advised that a customer has alleged that one of the Company's products was the cause of a fire which occurred in January 1995 at a manufacturing facility, resulting in losses in excess of the Company's policy limits. No litigation or other formal proceedings against the Company have commenced and, at the present time,

                           SPRECKELS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.      COMMITMENTS AND CONTINGENCIES - CONTINUED

it is unclear what role, if any, the Company's product played in the fire. However, it is the opinion of management that there was no manufacturing defect and that any claim, if filed and eventually supported, would in all likelihood be settled within the Company's policy limits.

EMPLOYMENT AGREEMENTS--The Company has employment agreements with certain executive officers which provide that in the event of their termination or resignation following a change in control, as defined, the Company may be required to make certain salary payments and provide medical benefits for a period ranging from one to two years. The employee agreements also provide for the employee to become fully vested in all awards granted under all incentive compensation, deferred compensation and stock option plans maintained by the Company.

19.      GEOGRAPHIC SEGMENT DATA

         Information about the Company's operations in different geographic areas is as follows (in thousands):



                                                                    (A)
                                                             OPERATING
                                                                INCOME
                                                                 FROM           DEPRECIATION
                                                  NET       CONTINUING               AND
                                                 SALES      OPERATIONS  ASSETS   AMORTIZATION

SUCCESSOR COMPANY:
For the year ended June 30, 1996:
    United States                                 $155,857   $ 14,117   $145,107   $  4,436
    Europe                                          31,110      5,011     15,432        194
                                                  --------   --------   --------   --------
                                                  $186,967   $ 19,128   $160,539   $  4,630
                                                  ========   ========   ========   ========

For the year ended June 30, 1995:
    United States                                 $153,676   $ 11,293   $207,912   $  4,388
    Europe                                          26,904      4,090     14,491        201
                                                  --------   --------   --------   --------
                                                  $180,580   $ 15,383   $222,403   $  4,589
                                                  ========   ========   ========   ========

For the 11-month ended June 30, 1994:
    United States                                 $141,949   $ 11,148   $240,925   $  5,839
    Europe                                          19,055      3,107      8,649        116
                                                  --------   --------   --------   --------
                                                  $161,004   $ 14,255   $249,574   $  5,955
                                                  ========   ========   ========   ========


                           SPRECKELS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  GEOGRAPHIC SEGMENT DATA - CONTINUED
                                                   (A)
                                                OPERATING
                                                 INCOME
                                                  FROM              DEPRECIATION
                                        NET    CONTINUING                AND
                                       SALES   OPERATIONS  ASSETS   AMORTIZATION
PREDECESSOR COMPANY
For the one-month ended July 31, 1993:
      United States                   $ 11,935   $  1,016   $212,935   $    445
      Europe                             1,531        229     10,403         13
                                      --------   --------   -------    --------
                                      $ 13,466   $  1,245   $223,338   $    458
                                      ========   ========   ========   ========

         (a) Operating income (loss) is determined by deducting all operating expenses, including amortization of excess reorganization value and other costs, from revenues. Operating expenses do not include interest expense.

         Intersegment sales between geographic areas are not significant. For the years ended June 30, 1996 and 1995, the eleven-month period ended June 30, 1994 and the one-month period ended July 31, 1993, export sales from the United States to foreign countries were $8.2 million, $9.5 million, $10.8 million and $0.6 million, respectively.

20.  SUPPLEMENTARY INCOME STATEMENT INFORMATION

         The Company recorded a $1.1 million charge to continuing operations in 1995 for certain costs associated with the reorganization of the corporate office. The Company also recorded a $1.0 million charge to its discontinued operations in 1995 for certain costs associated with a reduction in force at Spreckels Sugar Company, Inc.

21.  SUBSEQUENT EVENT - AGREEMENT OF MERGER

         On August 24, 1996, the Company entered into an Agreement and Plan of Merger (the "Agreement") whereby the Company will be merged with and into Columbus McKinnon Corporation ("Columbus McKinnon"), a U.S.-based industrial manufacturer. Under the terms of the Agreement, Columbus McKinnon will commence a tender offer to purchase all of the outstanding shares of the Company at a price of $24 per share and all of the outstanding warrants of the Company at a price equal to the difference between $24 and the exercise price of the warrants. As part of this Agreement, all outstanding stock options will be canceled and each holder of such options will be entitled to receive cash consideration from the Company equal to the excess of the $24 purchase price over the exercise price of the respective options. The execution of the merger is not intended to trigger any of the stockholder rights as described in Note 15 to become exercisable, but may require the Company to repurchase its Senior Secured Notes. Consummation of the merger is subject to,

                           SPRECKELS INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  SUBSEQUENT EVENT - AGREEMENT OF MERGER - CONTINUED

among other things, shareholder and regulatory approval. Under certain conditions, if the Agreement is terminated by the Company or otherwise not consummated, the Company may be required to pay Columbus McKinnon a fee of $10 million plus expenses.

22.  GUARANTOR SUBSIDIARIES

         The Company's obligations under the 11-1/2% Senior Secured Notes are guaranteed by each of the Company's directly held subsidiaries (the "Guarantees"). Each Guarantee is a senior unsecured obligation of the subsidiary providing such Guarantee and ranks pari passu with all other senior unsecured indebtedness of such subsidiary. Duff-Norton, the Company's principal subsidiary, is directly obligated for money borrowed under the Credit Agreement. The total funding extended to the Company cannot at any time exceed the maximum amount of the Credit Agreement, which is $25.0 million. In addition, the Company and the Company's domestic subsidiaries have guaranteed the indebtedness outstanding under the Credit Agreement ("with respect to such subsidiaries, the "Subsidiary Bank Guarantees"). The obligations of Duff-Norton under the Credit Agreement and the Subsidiary Bank Guarantees are secured in general, by the cash, cash equivalents, accounts receivable and inventory of Duff-Norton and other domestic subsidiaries of the Company and therefore effectively rank senior to the Guarantees.

23.      QUARTERLY RESULTS OF OPERATIONS

(Unaudited and in thousands except per share amounts):

                   FIRST       SECOND              THIRD        FOURTH
FISCAL 1996        QUARTER     QUARTER             QUARTER      QUARTER
-----------        -------     -------             -------      -------
Revenues (a)       $    45,259 $   44,493          $    49,209   $   48,006
Net income (loss)          102     (56,652) (b)          1,770        2,726
Earnings per share $      0.02 $     (9.45)        $      0.26   $     0.38
Stock price        $      9.75 $     13.69         $     14.78   $    15.75

FISCAL 1995
Revenues (a)       $    40,203 $    40,445         $    46,648   $   46,040
Carbidie                5,312        1,932                 ---          ---
                   ----------   ----------         -----------   ----------
     Total         $    45,515 $    42,377         $    46,648   $   46,040
                   = ========= = =========         =  ========   = ========
Net income (loss)          118         488                 619       (3,365)
Earnings per share $      0.02 $      0.08         $      0.13   $    (0.55)
Stock price        $     8.375 $     8.375         $     9.375   $    8.125

(a)  Includes only revenues from continuing operations.
(b)  Includes loss from disposal of discontinued sugar operations.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are:

Name                         Age        Position

Bart A. Brown, Jr.           64         Chairman of the Board of
                                          Directors

Gary L. Tessitore            51         Chief Executive Officer,
                                          President and Director

Donald C. Roof               44         Senior Vice President and Chief
                                          Financial Officer

Michael L. Sarina            46         Corporate Controller, Chief Accounting
                                          Officer and Secretary

Joshua S. Friedman           40         Director

Stewart M. Kasen             57         Director

F. Kenneth Iverson           70         Director

William J. Nightingale       67         Director

George A. Poole, Jr.         65         Director

S. Donley Ritchey            63         Director

Steven Van Dyke              37         Director


         The term of each of the directors listed above will expire immediately prior to the election of directors at the Company's Annual Meeting of Stockholders.

         BART A. BROWN, JR., has served as Chairman of the Board of Directors of the Company since July 14, 1994, its Chief Executive Officer from July 14, 1994 to May 15, 1995 and as a Director since September, 1993. Since April, 1996 he has served as a consultant to Investcorp International, Inc. He also served as Chairman and Chief Executive Officer of Color Tile, Inc. from August, 1995 to March, 1996. From June, 1990 to August 1995, he was Chairman of Circle K Corporation, which owns and operates convenience stores, and served as its Chief Executive Officer from June, 1991 through July, 1993. Prior to joining Circle K, he was an attorney practicing in the Cincinnati, Ohio area for over 30 years. Mr. Brown serves on the Board of Directors of Barry's Jewelers, Inc. and Firstcity Financial Corporation. He received his B.S. in Accounting and Bachelor of Law degrees from the University of Louisville along with a Masters of Law from Georgetown University. Mr. Brown is admitted to practice law in both Kentucky and Ohio.

         GARY L. TESSITORE became the President, Chief Executive Officer and a Director of the Company on May 15, 1995. Prior to joining the Company, Mr. Tessitore was the President and Chief Operating Officer of Breed Technologies, Inc., a manufacturer of automotive safety equipment, from 1993 to 1995, an Executive Vice President and General Manager of the agricultural equipment and components group of J. I. Case Company from 1990 to 1993, and its Senior Vice President and Chief Financial Officer from 1988 to 1990. From 1968 to 1988, he held various positions with Ford Motor Company, including Vice President and Controller of its Ford New Holland Division. Mr. Tessitore received his B.S. degree from Villanova University in 1966 and his M.B.A. degree from the University of Maryland in 1968.

         DONALD C. ROOF became Chief Financial Officer of the Company in 1990 and its Senior Vice President in 1994. Mr. Roof joined Mechanical Products, Inc. in March, 1985 as Controller and became Corporate Controller of the Company in June, 1987. He is a certified public accountant in Michigan and has a B.A. degree in Accounting from Eastern Michigan University.

         MICHAEL L. SARINA joined the Company in June, 1994 and became its Chief Accounting Officer on August 29, 1994 and Secretary on September 11, 1995. Mr. Sarina is a certified public accountant in California and has a B.S. degree in accounting from Golden Gate University. Prior to joining the Company, Mr. Sarina has held positions as Controller and Chief Division Financial Officer for various corporations, including Verbatim Corporation (floppy disk manufacturer) from 1982 to 1985, California Microwave, Inc. (telecommunications equipment manufacturer) from 1985 to 1987 and 1990 to 1993, and Sequel Corporation (rigid disk drive manufacturer) from 1988 to 1990.

         JOSHUA S. FRIEDMAN became a director of the Company on November 2, 1995. He is founding director and officer of Canyon Partners Incorporated ("CPI"), a California corporation, positions he has held since 1990, and holds similar positions or limited partnership interests in its subsidiaries and affiliates. Mr. Friedman is in charge of CPI's merchant banking and direct investment activities. Prior to the formation of CPI, Mr. Friedman was an Executive Vice President and Co-Director of the Capital Markets Services Group of Drexel Burnham Lambert. Prior to 1984, he worked in the Mergers & Acquisitions Department of Goldman, Sachs & Company in New York. Mr. Friedman is a graduate of Harvard College (B.A.), Oxford University (M.A.), Harvard Law School (J.D.) and Harvard Business School (M.B.A.). Mr. Friedman currently holds no position as an officer of the Company. In 1995, Mr. Friedman was elected to the board of directors of Showbiz Pizza Time, Inc.

         STEWART M. KASEN became a director of the Company in September, 1993. He served as President and Chief Executive Officer of Best Products, Inc. (discount retail stores) until earlier this year. Mr. Kasen joined Best in October, 1989 as President and Chief Operating Officer. He previously served as President of Emporium Capwell (retail stores) and President of Thalhimers (retail stores). He also serves on the Board of Directors of Markel Corporation. Mr. Kasen received his B.S. degree from Seton Hall University.

         F. KENNETH IVERSON became a director of the Company on February 14, 1996. He has served as Chief Executive Officer of Nucor Corporation, a Charlotte-based steel manufacturer company, since 1965 and as its Chairman since 1984. Mr. Iverson serves on the Board of Directors of Wikoff Color Corporation, Citizens for a Sound Economy and Tultex Corporation and is a former director of Wachovia Corporation and Wal-Mart Stores. He received his Bachelor's degree in Aeronautical Engineering from Cornell University and a Master's Degree from Purdue University. He also holds honorary doctorates from the University of Nebraska and Purdue University.

         WILLIAM J. NIGHTINGALE became a director of the Company in September 1993. He has been a Senior Advisor of Nightingale & Associates, Inc., a general management consulting firm, since July 1995, after serving as the firm's Chairman and President since July 1975. In this previous capacity, he has provided executive management services for a number of companies. Prior to founding Nightingale & Associates, he was President and Chief Executive Officer of the Bali Company, Inc. Mr. Nightingale also serves as a director of Glasstech, Inc. and Rings End Inc., as well as a trustee of the Narragansett Tax Free Bond Fund (Rhode Island), Churchill Money Market Fund and Churchill Tax Free Bond Fund (Kentucky). He received his B.A. degree in Economics from Bowdoin College and an M.B.A. from Harvard Business School.

         GEORGE A. POOLE, JR. became a director of the Company in September 1993, and has been a private investor for more than the past five years. He currently serves as a director of U.S. Home Corporation, Bucyrus-Erie Company and Rock Island Foods, Inc. Mr. Poole received his B.A. degree from Yale University and his J.D. from Stanford University.

         S. DONLEY RITCHEY became a director of the Company in September 1993, and currently serves on the Board of Directors of Pacific Telesis Group, McClatchy Newspapers, Inc., De La Salle Institute and Hughes Markets, Inc. Since May 1981, he has been the managing partner of Alpine Partners, an investment partnership. Mr. Ritchey is the former President, Chief Executive Officer and Chairman of the Board of Lucky Stores, Inc. where he worked for over 30 years prior to his retirement. He has previously served as a director of Lucky Stores, Inc., York International Corp., Levolor Corporation and Crocker National Bank. Mr. Ritchey also served as Council Member/Mayor of the Town of Danville, California from December, 1987 until December, 1995. He received both his B.S. and M.S. degrees from San Diego State University and was a Sloan Ph.D. Fellow at Stanford University..

STEVEN VAN DYKE became a director of the Company on February 14, 1996. He has served as President of Tower Investment Group in Tampa, Florida since 1989. He received his B.A. degree in Finance from the University of Kentucky.

SECTION 16(A) REPORTING--Pursuant to the Securities and Exchange Commission regulations, the Company is required to identify the names of persons who failed to file or filed late a report required under Section 16(a) of the Securities Exchange Act of 1934. Generally, the reporting regulations under Section 16(a) require directors, executive officers and greater than 10% stockholders to report changes in ownership of Company securities. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, for the fiscal year ended June 30, 1996, the Company believes that all of its directors, officers and greater than 10% beneficial owners complied with all filing requirements applicable to them.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth a summary of annual and long-term compensation for the fiscal years ended June 30, 1996, 1995 and 1994 awarded to, earned by or paid to the Chief Executive Officer of the Company during the fiscal year ended June 30, 1996 and each of the four most highly compensated executive officers of the Company (other than the Chief Executive Officer) whose total annual salary and bonus for the fiscal year ended June 30, 1996 were in excess of $100,000:

                           SUMMARY COMPENSATION TABLE



                                                                               Long-Term
                                                                              Compensation
                                                Annual Compensation                 Awards
                                                                                Securities
                                                                                Underlying
                                      Salary     Bonuses      Other Annual       Options           All Other
                             Year     ($)(1)      ($)(2)      Compensation($)    SARs(# )       Compensation($)(3)
                             -----    -------   ----------    --------------- ---------------  ------------------

Bart A. Brown, Jr.         1996      48,000       50,000                0              0                   0
 Chairman of the Board     1995           0            0       327,202(4)      60,000(5)           27,500(5)
                           1994           0            0                0         10,000                   0

Gary L. Tessitore          1996     350,000      358,112       188,862(6)         30,000               3,000
 President and Chief       1995      47,115            0                0         60,000                   0
 Executive Officer         1994           0            0                0              0                   0

Donald C. Roof             1996     182,000      167,787       117,336(6)         20,000               3,000
 Senior Vice President     1995     164,323       25,000                0         22,000                   0
 and Chief Financial       1994     156,655       24,000                0      16,500(7)               1,615
 Officer

James E. Boyd(8)           1996     175,000      113,257                0              0          310,575(8)
 President                 1995     166,440       79,342                0         21,500               3,000
Duff-Norton Company        1994     146,630       25,820                0      19,500(7)               3,000

Michael L. Sarina          1996     114,000       71,112       114,755(6)          3,800               3,000
 Controller, Chief         1995     110,000            0                0          9,000                   0
 Accounting Officer        1994       8,462            0                0              0                   0
 and Secretary


----------
(1) Amounts shown include the dollar value of base salary (cash and noncash) earned by the executive officers named above, and any salary deferred under a Company-sponsored 401(k) or other deferred compensation plan.

(2) Amounts shown include the dollar value of bonuses (cash and noncash) earned by the executive officers named above, as well as accrued interest on certain bonuses not yet paid, and any bonus deferred under a Company-sponsored 401(k) or other deferred compensation plan.

(3) Except as otherwise indicated, the amounts shown consist of contributions made by the Company to the Company-sponsored 401(k).

(4) Consists of consulting payments of $267,500, office reimbursements in the amount of $52,500 and payments made by the Company amounting to $7,202 for an automobile.

(5) Mr. Brown was granted options to purchase 60,000 shares of Class A Common Stock during fiscal year 1995; options covering 35,000 of such shares were canceled on June 30, 1995 in exchange for a payment of $17,500, which amount is included under "All Other Compensation." The remaining $10,000 of such compensation consists of director's fees.

(6)      Represents reimbursement of moving expenses.

(7) Of the options granted during the fiscal year ended June 30, 1994, one-third were forfeited as of each June 30, 1994, June 30, 1995 and June 30, 1996. See "Option Grants and Exercises" below.

(8) Mr. Boyd resigned from the Company effective June 30, 1996 and received severance in the amount of $290,750, $115,750 in cash and the balance in monthly installments of $14,583 per month for twelve months beginning July 1, 1996 and vacation payments of $16,825. The Company will provide Mr. Boyd with medical benefits for a period of one year subsequent to June 30, 1996.

OPTION GRANTS AND EXERCISES--The following tables summarize option grants to each of the Company's officers named in the Summary Compensation Table during the last fiscal year.

                                       OPTION GRANTS IN FISCAL YEAR 1996(1)


                                                                                    POTENTIAL REALIZABLE
                                      INDIVIDUAL GRANTS                              VALUE AT ASSUMED
                       NUMBER OF           % OF TOTAL                                 ANNUAL RATES OF
                       SECURITIES         OPTIONS                                       STOCK PRICE
                       UNDERLYING        GRANTED TO                                   APPRECIATION FOR
                          OPTIONS       EMPLOYEES IN      EXERCISE   EXPIRATION        OPTION TERMS (2)
                         GRANTED(#)     FISCAL YEAR (3)   PRICE(S/SH)      DATE         5%          10%($)
                       ------------     ---------------   ----------- ----------  -------------    ---------

Gary L. Tessitore          30,000(3)         19.6          15.625      6/30/2006    294,794        747,067
Donald C. Roof             20,000(3)         13.1          15.625      6/30/2006   196,530         498,045
Michael L. Sarina          3,800(3)           2.5          15.625      6/30/2006     37,341         94,629
---------

(1)   There were no SAR grants during the fiscal year ended June 30, 1996.

(2) The five percent (5%) and ten percent (10%) assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Class A Common Stock price.

(3)   Such options vest in one-third increments on June 30, 1997, 1998 and 1999.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND 1996 FISCAL
YEAR-END OPTION VALUES(1)


                                           NUMBER OF SECURITIES    VALUE OF
                                               UNDERLYING         UNEXERCISED
                                           UNEXERCISED OPTIONS   IN-THE-MONEY
                                                AT FISCAL      OPTIONS AT FISCAL
                                               YEAR END(#)      YEAR END($)(2)
                      SHARES
                    ACQUIRED ON    VALUE      EXERCISABLE/       EXERCISABLE/
NAME                EXERCISE(#) REALIZED($)   UNEXERCISABLE      UNEXERCISABLE

BART A. BROWN, JR..       0            0         25,000/0          196,875/0
GARY L. TESSITORE..       0            0    30,000/60,000    228,750/232,500
DONALD C. ROOF.....       0            0     9,667/32,333      70,211/94,789
JAMES E. BOYD......       0            0          9,333/0           67,914/0
MICHAEL L. SARINA..   1,500        8,813      3,000/8,300      21,750/33,663


(1)      THERE WERE NO SAR EXERCISES DURING THE FISCAL YEAR ENDED JUNE 30, 1996.

(2) CALCULATED ON THE BASIS OF THE FAIR MARKET VALUE OF THE UNDERLYING SECURITIES AT JUNE 30, 1996 ($15.75 PER SHARE) MINUS THE EXERCISE PRICE.

         THE COMPANY ADOPTED THE NEW MANAGEMENT STOCK OPTION PLAN (THE "OPTION PLAN") WHICH AUTHORIZES THE GRANTING OF OPTIONS COVERING UP TO 564,894 SHARES OF CLASS A COMMON STOCK OF THE COMPANY TO KEY EMPLOYEES AND DIRECTORS. IN AUGUST 1993, OPTIONS TO PURCHASE 376,494 SHARES WERE ISSUED AT AN EXERCISE PRICE OF $0.01 PER SHARE. SUCH OPTIONS WERE TO VEST IN ONE-THIRD INCREMENTS AT THE CLOSE OF THE FISCAL YEARS ENDING JUNE 30, 1994, 1995 AND 1996 IF THE COMPANY'S EBITDA (EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION) FOR THE RELEVANT YEAR IS AT LEAST EQUAL TO THE TARGETS SET FORTH IN THE OPTION PLAN. THE COMPANY DID NOT MEET THE RESPECTIVE EBITDA TARGETS, SO OPTIONS REPRESENTING 376,494 SHARES OF CLASS A COMMON STOCK HAVE BEEN FORFEITED.

         OPTIONS TO PURCHASE 188,298 SHARES ALONG WITH ANY FORFEITED SHARES MAY BE GRANTED UNDER THE OPTION PLAN AT EXERCISE PRICES AND UPON SUCH OTHER TERMS AS DETERMINED BY THE COMPANY'S BOARD OF DIRECTORS. OPTIONS TO PURCHASE 60,000 SHARES OF CLASS A COMMON STOCK AT AN EXERCISE PRICE OF $7.875 WERE GRANTED TO BART A. BROWN, JR., UPON BECOMING CHAIRMAN AND CHIEF EXECUTIVE OFFICER ON JULY 14, 1994. ALL OF THESE OPTIONS WERE VESTED AT THE TIME OF GRANT. OPTIONS COVERING 35,000 OF SUCH SHARES WERE CANCELED ON JUNE 30, 1995. ON AUGUST 29, 1994, OPTIONS TO PURCHASE AN ADDITIONAL 200,000 SHARES OF CLASS A COMMON STOCK AT AN EXERCISE PRICE OF $8.875 PER SHARE WERE GRANTED TO CERTAIN OFFICERS AND DIRECTORS OF THE COMPANY, INCLUDING MESSRS. ROOF, BOYD, SARINA, KASEN, NIGHTINGALE, POOLE AND RITCHEY. THESE OPTIONS VEST IN ONE-THIRD INCREMENTS ON JUNE 30, 1995, 1996 AND 1997. ON JUNE 30, 1995, OPTIONS TO PURCHASE AN ADDITIONAL 193,150 SHARES OF CLASS A COMMON STOCK AT AN EXERCISE PRICE OF $8.125 PER SHARE WERE GRANTED TO CERTAIN OFFICERS OF THE CORPORATION, INCLUDING MESSRS. TESSITORE, BOYD, ROOF AND SARINA. THESE OPTIONS VEST IN ONE-THIRD INCREMENTS ON JUNE 30, 1996, 1997 AND 1998, EXCEPT FOR 60,000 SHARES ISSUED TO MR. TESSITORE WHICH VEST IN ONE-FOURTH INCREMENTS ON JUNE 30, 1995, 1996, 1997 AND 1998.

         ON JUNE 13, 1996, OPTIONS TO PURCHASE 152,815 SHARES OF CLASS A COMMON STOCK AT AN EXERCISE PRICE OF $15.625 WERE GRANTED TO CERTAIN OFFICERS AND DIRECTORS OF THE COMPANY, INCLUDING MESSRS. TESSITORE, ROOF, SARINA, IVERSON, FRIEDMAN AND VAN DYKE. THESE OPTIONS VEST IN ONE-THIRD INCREMENTS ON JUNE 30, 1997, 1998 AND 1999.

OTHER COMPENSATION

PENSION PLANS--The following two tables show estimated pension benefits for certain employees of the Company. The first table shows the estimated annual pension payable under the Spreckels Sugar Company, Inc. Salaried Pension Plan provisions of the Retirement Plan for Salaried Employees of Duff-Norton Companies (the "Sugar Plan") in conjunction with any benefit that is payable under the Company's Excess Benefit Plan (the "Excess Plan"). The second table shows the estimated annual pension payable under the main provisions of the Retirement Plan for Salaried Employees of the Duff-Norton Companies (the "Duff-Norton Plan") in conjunction with any benefit payable under the Excess Plan. The calculations under each table relate to employees at various earnings classifications retiring on June 30, 1996 at age 65, with representative years of service, assuming that the employees had elected a single life annuity form of payment. Prior to June 30, 1979, employees were required to contribute to the Plan in order to accrue any benefit, and the calculations assume that the employees made contributions to that plan prior to June 30, 1979 and had begun participation at the earliest possible date.

         While the Sugar Plan and the Duff-Norton Plan are funded, qualified pension plans, the Excess Plan is an unfunded, nonqualified plan. The Excess Plan pays those benefits that exceed the limitations of the Internal Revenue Service Code of 1986 (the "Code") applicable to qualified pension plans such as the Sugar Plan and the Duff-Norton Plan. For example, for the 1996 fiscal year, neither qualified Plan may base a benefit on compensation in excess of $150,000, and since 1994 the annual compensation that may be taken into account under the plans has been subject to a $150,000 indexed limit. In addition, no qualified plan may pay out an annual age 65 benefit in excess of $120,000 in 1996. Thus, any benefit accrued in excess of these limits would be payable from the Excess Plan.

                               PENSION PLAN TABLES

                           SUGAR PLAN AND EXCESS PLAN

                                   Years of Service
REMUNERATION         15          20         25            30         35
------------         --          --         --            --         --
     $    125,00  $  27,000 $   36,000 $    45,000 $     54,000 $    62,000
          150,00     32,000     43,000      54,000       65,000      76,000
         175,000     38,000     51,000      63,000       76,000      89,000
         200,000     44,000     58,000      73,000       87,000     102,000
         225,000     49,000     66,000      82,000       99,000     115,000
         250,000     55,000     73,000      91,000      110,000     128,000
         300,000     66,000     88,000     110,000      132,000     154,000
         400,000     89,000    118,000     148,000      177,000     207,000
         450,000    100,000    133,000     166,000      200,000     233,000
         500,000    111,000    148,000     185,000      222,000     259,000
                             DUFF-NORTON PLAN AND EXCESS PLAN

                                       Years of Service
REMUNERATION         15            20         25         30           35
------------         --            --         --         --           --
     $   125,000  $  27,800 $   37,000   $  46,000  $   55,500   $    64,800
         150,000     33,400     44,500      55,600      66,800        77,900
         175,000     39,000     52,000      65,000      78,000        91,000
         200,000     48,600     59,500      74,400      88,300       104,000
         225,000     50,300     67,000      83,800     100,500       117,300
         250,000     55,900     78,500      93,100     111,800       130,400
         300,000     67,100     89,500     111,900     134,300       156,600
         400,000     89,600    119,500     149,400     179,300       209,100
         450,000    100,900    134,500     168,100     201,800       235,400
         500,000    112,100    149,500     186,900     224,300       261,600

         Pension benefits of executives for the Company are based on the greater of the determination in (a) or (b) as follows: (a) all years of the executive's service with the Company are taken into account under the Duff-Norton Plan and the Duff-Norton Plan's provisions of the Excess Plan, or (b) the Sugar Plan and the Sugar Plan provisions of the Excess Plan apply to service prior to April 19, 1996, and the Duff-Norton Plan and the Duff-Norton Plan provisions of the Excess Plan apply to service after April 18, 1996. Under either of the Sugar Plan or the Duff-Norton Plan, the remuneration on which benefits are based is the employee's "average annual compensation." In each case, average annual compensation is the average of the employee's total annual compensation paid during a three-year computation period in which compensation is the highest out of the final ten years of employment. Total annual compensation is the amount of salary and any regular bonus from the Sumary Compensation Table. Pension benefits under each plan are determined under an integrated formula. However, benefits accrued in the aggregate under the qualified plans and the Excess Plan are not subject to offset by Social Security old-age payments.

         At the close of fiscal year 1996, for purposes of the Sugar Plan, Messrs. Tessitore, Roof and Sarina were credited with 0, 11.25 and 2.08 of pensionable service with the Company. For purposes of the Duff-Norton Plan, when counting all years of service, Messrs. Tessitore, Roof and Sarina would have 1, 11 and 2 years of pensionable service, and when counting service on or after April 19, 1996, Messrs. Tessitore, Roof and Sarina do not yet have any pensionable service under the Duff-Norton Plan. At the close of fiscal year 1996, for purposes of the Duff-Norton Plan, Mr. Boyd was credited with 21.6 years of service.

SEVERANCE AGREEMENTS--In connection with his resignation from the Company effective June 10, 1996 and in accordance with the terms of his Severance Agreement , Mr. Boyd received a cash payment of $115,750, plus accrued vacation of $16,825. In addition, Mr. Boyd will receive an additional $175,000 in equal monthly installments of $14,583 beginning July 1, 1996, and will receive medical benefits for up to one year following his resignation.

         At a meeting of the Board of Directors of the Company (the "Board of Directors") held on July 17, l996, in order to ensure the continued dedication and objectivity of certain key executives and managers of the Company, the Board authorized the Company to enter into amended severance compensation agreements ("Amended Severance Agreements") with certain executives and managers (such executives and managers, the "Executives"). The Amended Severance Agreements modified the previously effective severance agreement forms to (i) provide that an Executive will be entitled to Severance (as defined below) based on the Annual Target Bonus (as defined below) rather than the Executive's accrued bonus to the date of Termination (as defined below), (ii) provide that an Executive will be entitled to Severance in the event of an Executive's termination of employment by the Company (or its successor) within two years following a Change in Control (as defined below), rather than one-year for constructive termination or six months from resignation; and (iii) modify the definitions of "Termination" and "Change in Control".

         Under the new severance structure adopted by the Board, Mr. Tessitore, Chief Executive Officer of the Company and Mr. Roof, Chief Financial Officer of the Company, are entitled to an amount equal to (a) two times the Executive's annual rate of Base Compensation, plus (b) two times the Executive's annual target bonus as in effect for the year in which termination occurs (or, if higher, the target bonus for the year in which the Change in Control occurs (the "Annual Target Bonus").

         Mr. Sarina, Controller, Chief Accounting Officer and Secretary of the Company, is entitled to an amount equal to (a) one and one-half times the Executive's annual rate of Base Compensation, plus (b) one and one-half times the Executive's annual target bonus as in effect for the year in which termination occurs (or, if higher, the target bonus for the year in which the Change in Control occurs (the "Annual Target Bonus").

         The Amended Severance Agreement also provide for the Executive to become fully vested in all awards granted to such Executive under all incentive compensation, deferred compensation, stock option, stock appreciation rights, restricted stock, phantom stock, or similar plans maintained by the Company, any contrary provisions of such plans notwithstanding.

         A "Change in Control" for the purposes of the Amended Severance Agreements is deemed to have occurred if: (i) the six persons who were directors of the Company on September 1, 1995 (the "Incumbent Directors") cease (for any reason other than death) to constitute a majority of the Board of Directors. For this purpose, any director who was not a director on September 1, 1995 shall be deemed to be an Incumbent Director if such director was elected or appointed to the Board after July 24, 1996 in substitution of an Incumbent Director by, or on the recommendation of, or with the approval of, at least a majority of the directors who then qualified as Incumbent Directors (so long as such director was not nominated by a person who has threatened to, or has entered into an agreement to, effect a Change in Control); (ii) any person (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (excluding the Company or any Company benefit plans) is or becomes the beneficial owner directly or indirectly of securities of the Company representing more than 30% of the combined voting power of the Company's then outstanding securities ordinarily (and apart from rights accruing under special circumstances) having the right to vote at elections of directors; (iii) the stockholders of the Company approve (A) a merger or consolidation of the Company, with any other corporation or (B) an agreement for the sale of 50% or more of the assets of the Company; or (iv) any other event determined to be a Change in Control by a majority of the Board.

         Under the Amended Severance Agreements, "Cause" is defined as (i) a willful failure by the Employee to substantially perform his duties, other than a failure resulting from the Employee's complete or partial incapacity due to physical or mental illness or impairment, (ii) a willful act by the Employee which constitutes gross misconduct or fraud and which is materially injurious to the Company, or (iii) a conviction of, or a plea of "guilty" or "no contest" to, a felony, provided that no act or failure to act by the Employee shall be considered "willful" unless committed without good faith and without a reasonable belief that the act or omission was in the Company's best interest.

         Under the Amended Severance Agreements, "Termination" or "Terminated" is defined as any of the following: (i) the Employee has been terminated by the Company for any reason other than Cause; (ii) elimination of the Employee's position or job; (iii) a significant diminution of the Employee's duties, responsibilities or authority without the Employee's consent; (iv) a reduction in the Employee's Base Compensation after the Change in Control; (v) the failure by the Company to provide substantially similar benefits as in effect on the date thereof, including, without limitation, equity, incentive, bonus, retirement, health, life insurance, vacation, change in control protection and other fringe benefit arrangements; (vi) any breach of the Amended Severance Agreement by the Company; or (vii) a requirement that the Employee relocate his principal place of work by a distance of 50 miles or more.

         On August 23, 1996, in connection with the Board's approval of the Merger Agreement and its recommendation of the transactions contemplated thereby, including the Offer and the Merger, and in recognition and consideration of the services provided and to be provided prior to the Merger, the Board approved Amendatory Agreements with two Executives, Messrs. Tessitore and Roof, to remove the parachute limit imposed by Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), and to provide that amounts received by such Executives upon a Change in Control (whether or not received pursuant to the Tier 1 Amended Severance Agreements) will be increased by any amounts incurred by them as a result of the imposition of the excise taxes imposed on any payments deemed made to them under such agreements or otherwise under other agreements, plans or programs pursuant to Section 4999 of the Code.

         On August 23, 1996, in consideration and recognition of their dedication to the Company and services rendered for the Company in the past and to be rendered to the Company until a Change in Control occurs and in connection with its approval of the Merger Agreement, the Board also approved bonus payments, payable upon a Change in Control, to Mr. Tessitore of $500,000, Mr. Roof of $350,000, Mr. Sarina of $65,000, Mr. Brown of $150,000 and remaining members of the Board in an aggregate amount equal to $275,000.

         The Company also has indemnification agreements (the "Indemnification Agreements") with each member of the Board and certain executive officers. The Indemnification Agreements supplement the protections afforded to the Company's directors and executive officers under the Company's Bylaws. In general, the Indemnification Agreements provide that upon the occurrence of a Change in Control, the Company will obtain an irrevocable standby letter of credit in an amount not less than $1,000,000 per individual naming such director or officer as the sole beneficiary (each, a "Letter of Credit"). Such director or officer can draw amounts under a Letter of Credit upon the certification by such indemnified person that (i) such indemnified person has made a written request to the Company for such amount and the Company has failed or refused to provide him with such amount in full for 30 days and (ii) the indemnified party believes that he is entitled under the terms of the Indemnification Agreement to the amount he is drawing down. The Indemnification Agreements are binding on the Company and any successor to the Company. Pursuant to the Merger Agreement, the Company has agreed to deliver to Parent, on or prior to the initial expiration date of the Offer, a copy of an amendment to each director's Indemnification Agreement, executed by the Company and such director, pursuant to which the requirement of the Company to obtain a Letter of Credit will cease to be effective upon consummation of a change in control upon the consummation of the transactions contemplated by the Merger Agreement.

DIRECTORS' COMPENSATION--Each director of the Company who is not also an employee of the Company, receives an annual fee of $10,000, plus $2,000 for each Board meeting attended, $500 for each committee meeting attended that is held on the day immediately preceding or following a Board meeting, $750 for each committee meeting attended that is not held on the same day or day immediately preceding or following a Board meeting and $500 for participation in each telephonic meeting. During the 1995 fiscal year, an aggregate amount of $187,750 in fees was paid to directors. Directors are also reimbursed for reasonable out-of-pocket expenses incurred in attending Board of Directors and committee meetings.

         The Board of Directors held 12 meetings during the fiscal year ended June 30, 1996. Each of the directors attended seventy-five percent (75%) or more of the aggregate number of meetings of the Board of Directors and of the committees on which such director served during the fiscal year ended June 30, 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION--The Company established a Compensation Commitee in September, 1993, the current members of which are Messrs. Stewart M. Kasen, William J. Nightingale and S. Donley Ritchey, none of whom are or have been officers or employees of the Company or any of its subsidiaries.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

         The following table sets forth certain information as of August 29, 1996 as to shares of the Common Stock beneficially owned by: (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock,
(ii) each of the Company's directors, (iii) each of the Company's officers named in the Summary Compensation Table and (iv) all directors and executive officers of the Company as a group:


                                                                                      Percentage
                                                                           Shares     Beneficially
                                  NAME OF BENEFICIAL OWNER               Beneficially   Owned(1)
                                                                          Owned(1)

American Enterprises, L.L.C.(2) ........................................  1,201,260      19.7%
Metropolitan Capital Advisors, Inc. (3) ................................    455,636       7.2%
Scoggin Capital Management, L.P. (4) ...................................    386,333       6.2%
Joshua S. Friedman(5)...................................................    256,500       4.3%
James E. Boyd(6)(7)(8)(9)...............................................     74,270       1.2%
Donald C. Roof(6)(7)(8)(9)..............................................     40,822         *
Gary L. Tessitore(6)....................................................     30,000         *
Bart A. Brown, Jr.(6)...................................................     26,500         *
George A. Poole, Jr.(6).................................................     10,833         *
Stewart M. Kasen(6).....................................................      9,333         *
William J. Nightingale(6)...............................................      9,333         *
S. Donley Ritchey(6)....................................................      9,333         *
Steven Van Dyke.........................................................      5,000         *
Michael L. Sarina(6)....................................................      3,001         *
All directors and executive officers as a group (12 persons)(6)(7)(8)...    471,925       7.8%
*Less than 1%.

(1) The number of shares beneficially owned includes shares which could be acquired upon exercise of warrants or options to acquire Common Stock if such warrants or options are exercisable within 60 days thereof. Except as set forth below, to the Company's knowledge, the person listed has sole voting power and sole investment power with respect to the shares beneficially owned.

(2) As of July 19, 1996, as reported in a Joint Schedule 14D-1 and Amendment No. 2 to a Schedule 13D filed with the Commission on July 19, 1996. American Enterprises, L.L.C. holds the sole power to vote or direct the vote and to dispose or direct the disposition of 1,201,260 shares of Common Stock of the Company. By virtue of their limited liability interest in American Enterprises, L.L.C., Mitchell P. Rales and Steven M. Rales may be deemed to share the power to vote or direct the vote and the power to dispose or direct the disposition of, all the shares of Common Stock of the Company owned by American Enterprises, L.L.C.

(3) As of August 26, 1996, as reported in Amendment No. 3 to a Schedule 13D filed with the Commission on August 29, 1996. Such Amendment reported that (i) Bedford Falls Investors, L.P. had the sole power to vote or dispose of or direct the voting or disposition of 455,636 shares of Common Stock of the Company, of which 296,236 are represented by currently exercisable warrants, and (ii) such voting and dispositive power may be exercised on behalf of Bedford Falls Investors, L.P. by its General Partner, Metropolitan Capital Advisors, L.P., which acts through its corporate General Partner, Metropolitan Capital Advisors, Inc. By virtue of its position as General Partner of Metropolitan Capital Advisors, L.P., the General Partner of Bedford Falls Investors, L.P., Metropolitan Capital Advisors, Inc. may be deemed to have shared voting and dispositive power over the 455,636 shares of Common Stock of the Company beneficially owned by Bedford Falls Investors, L.P. In addition, by virtue of its discretionary trading authority over 42,297 shares of the Company's Common Stock, 31,097 of which may be acquired upon exercise of currently exercisable warrants, held in a managed account, Metropolitan Capital Advisors may be deemed to be the beneficial owner of an aggregate amount of 497,933 shares of Common Stock of the Company. Such Amendment also reported that (i) Jeffrey E. Schwarz did not own any shares of Common Stock directly but may be deemed to be the beneficial owner of 497,933 shares (7.9%) of the Common Stock of the Company, of which 327,333 are represented by currently exercisable warrants, as a result of his being a director, executive officer and controlling stockholder of Metropolitan Capital Advisors, Inc. and (ii) Karen Finerman did not own any shares of Common Stock directly but may be deemed to be the beneficial owner of the aforementioned 497,933 shares of Common Stock of the Company by virtue of her being a director and executive officer of Metropolitan Capital Advisors, Inc.

(4) As of December 1, 1996, as reported in a Schedule 13D filed with the Commission on December 11, 1996. The Schedule 13D reported that Scoggin Capital Management, L.P. beneficially owns 386,333 shares of Common Stock of the Company. Such shares consist of 155,500 shares of Common Stock owned by Scoggin Capital Management, L.P., 163,683 shares issuable upon exercise of currently exercisable warrants to purchase Common Stock owned by Scoggin Capital Management, L.P., 37,000 shares of Common Stock held in managed customer accounts, and 29,650 shares issuable upon the exercise of currently exercisable warrants to purchase Common Stock in such managed customer accounts.

(5) Of such shares, 205,875 represent shares beneficially owned by entities advised by Capital Management, which exercises both voting and dispositive power with respect to such shares and 50,625 represent shares owned by CPI Securities, L.P. ("CPIS") which exercises both voting and dispositive power with respect to such shares. Since Capital Management and CPIS are each indirectly equally controlled by Mr. Friedman and two other individuals, Mr. Friedman and such other persons exercise both voting and dispositive power with respect to such shares. Mr. Friedman disclaims beneficial ownership of such shares.

(6) Includes 53,069: 24,590; and 77,659 shares subject to warrants to purchase Common Stock held by Messrs Boyd and Roof, and all directors and executive officers as a group, respectively.

(7)      Includes 9,333; 9,667; 30,000; 25,000; 8,333; 8,333; 8,333; 8,333;
         3,000; and 110,333 shares subject to options to purchase Common Stock held by Messrs. Boyd, Roof, Tessitore, Brown, Poole, Kasen, Nightingale, Ritchey and Sarina, and all directors as a group, respectively.

(8) Includes 5,381 and 3,575 shares of Common Stock held by the Company's Incentive Savings Plan allocated to Messrs. Boyd and Roof, respectively.

(9) Includes 1,175, 1,001 and 1 shares of Common Stock held by the Company's Employee Stock Ownership Plan allocated to Messrs. Boyd, Roof and Sarina, respectively.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Under the indenture governing the Company's 11-1/2% Senior Secured Notes and under its secured revolving credit facility, the Company is generally precluded from entering into any transaction with any affiliate of the Company (including officers and directors) or any five percent (5%) stockholder unless the Board of Directors determines in good faith that the transaction is as favorable to the Company as terms that could be obtained at the time for comparable transactions in arm's-length dealings with unaffiliated parties.

                                     PART IV

ITEM 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                   FORM 8-K

         (a)       The following documents are filed as a part of this report:

                  1.      FINANCIAL STATEMENTS

                          The Consolidated Financial Statements, Notes thereto and Accountants' Report thereon are included in Part II, Item 8 of this report.

                  2.      FINANCIAL STATEMENT SCHEDULES

                          - Condensed Consolidating Balance Sheets as of June 30, 1996 and June 30, 1995.

                          - Condensed Consolidating Statements of Operations for the years ended June 30, 1996 and June 30, 1995, the eleven month period ended June 30, 1994 and the one- month period ended July 31, 1993.

                          - Condensed Consolidating Statements of Cash Flows for the years ended June 30, 1996 and June 30, 1995, the eleven-month period ended June 30, 1994 and the one-month period ended July 31, 1994.

                          - Valuation and Qualifying Accounts for the years ended June 30, 1996 and June 30, 1995, the 11-month period ended June 30, 1994 and the one-month period ended July 31, 1993.

         All other schedules have been omitted since the required information is either not present in amounts sufficient to require submission of the schedule or is included in the consolidated financial statements or notes thereto.

                   3.     EXHIBITS

                          See (c) below.

         (b)       Reports on Form 8-K filed during fourth quarter:

                   Form 8-K filed on April 19, 1996 and Form 8-K filed on May 3, 1996.

         (c)       Exhibits

                   The exhibits filed with this Form 10-K are listed in the
Exhibit Index commencing on page 78.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SPRECKELS INDUSTRIES, INC.


                            By: /s/ Michael L. Sarina
                                            Michael L. Sarina
                                   Controller, Chief Accounting Officer
                                      and Secretary

Date:   October 16, 1996

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                    TITLE                             DATE

*Bart A. Brown, Jr.                 Director and Chairman of                   October 16, 1996
                                      the Board
/s/ Gary L. Tessitore               Chief Executive Officer and                October 16, 1996
Gary L. Tessitore                     President (principal executive
                                      officer)

/s/ Donald C. Roof                  Senior Vice President and                  October 16, 1996
Donald C. Roof                      Chief Financial Officer
                                    (principal financial officer)

/s/ Michael L. Sarina               Controller, Chief Accounting               October 16, 1996
Michael L. Sarina                   Officer and Secretary (principal
                                     accounting officer)

*Joshua S. Friedman                 Director                                   October 16, 1996
*F. Kenneth Iverson                 Director                                   October 16, 1996
*Stewart M. Kasen                   Director                                   October 16, 1996
*William J. Nightingale             Director                                   October 16, 1996
*George A. Poole, Jr.               Director                                   October 16, 1996
*S. Donley Ritchey                  Director                                   October 16, 1996
*Steven A. Van Dyke                 Director                                   October 16, 1996

*  By /s/ Michael L. Sarina
         Michael L. Sarina, Attorney-in-Fact


                           SPRECKELS INDUSTRIES, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  JUNE 30, 1996



                                                           COMBINED
                                            COMBINED         NON-
                                            GUARANTOR      GUARANTOR
                                            SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED

(dollars in thousands)

ASSETS:
Cash and cash equivalents                    $   8,653    $   1,569    $    --      $  10,222
Accounts receivable, net                        24,911        5,743         --         30,654
Inventories                                     30,929        7,817         --         38,746
Net assets of discontinued operations           11,224         --           --         11,224
Other current assets                             6,325        3,395         --          9,720
                                             ---------    ---------    ---------    ---------
    Total current assets                        82,042       18,524         --        100,566

Property, plant and equipment, net              22,075        3,405         --         25,480
Excess reorganization value, net                28,382         --           --         28,382
Investment in subsidiary                         6,396         --         (6,396)        --
Other assets                                     6,212         (101)        --          6,111
                                             ---------    ---------    ---------    ---------
    Total assets                             $ 145,107    $  21,828    $  (6,396)   $ 160,539
                                             =========    =========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable                             $  12,674    $   2,631    $    --      $  15,305
Accrued payroll costs                            3,913          290         --          4,203
Accrued interest                                 1,364         --           --          1,364
Other current liabilities                       11,843        4,452         --         16,295
                                             ---------    ---------    ---------    ---------
    Total current liabilities                   29,794        7,373         --         37,167

Long-term debt                                  70,000         --           --         70,000
Intercompany debt                                 --          6,396       (6,396)        --
Post-retirement benefit obligation              15,573         --           --         15,573
Other non-current liabilities                   14,286        3,555         --         17,841
                                             ---------    ---------    ---------    ---------
    Total liabilities                          129,653       17,324       (6,396)     140,581

STOCKHOLDERS' EQUITY:
Common stock and additional paid-in capital     71,571         --           --         71,571
(Accumulated deficit) retained earnings        (55,876)       4,152         --        (51,724)
Treasury stock                                      (2)        --           --             (2)
Accumulated benefit obligation in excess
  of plan assets                                  (244)        --           --           (244)
Accumulated foreign currency translation
  adjustment                                         5          352         --            357
                                             ---------    ---------    ---------    ---------
  Total stockholders' equity                    15,454        4,504         --         19,958
                                             ---------    ---------    ---------    ---------
  Total liabilities and stockholders' equity $ 145,107    $  21,828    $  (6,396)   $ 160,539
                                             =========    =========    =========    =========


                           SPRECKELS INDUSTRIES, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  JUNE 30, 1995



                                                         COMBINED
                                          COMBINED         NON-
                                          GUARANTOR     GUARANTOR
                                          SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
(dollars in thousands)

ASSETS:
Cash and cash equivalents                  $     294    $   2,145    $    --      $   2,439
Accounts receivable, net                      23,912        5,037         --         28,949
Inventories                                   35,112        7,413         --         42,525
Net assets of discontinued operations         78,382         --           --         78,382
Other current assets                           7,199        2,901         --         10,100
                                           ---------    ---------    ---------    ---------
    Total current assets                     144,899       17,496         --        162,395

Property, plant and equipment, net            20,962        2,171         --         23,133
Excess reorganization value, net              30,487         (389)        --         30,098
Investment in subsidiary                       4,932         --         (4,932)        --
Other assets                                   6,632          145         --          6,777
                                           ---------    ---------    ---------    ---------
    Total assets                           $ 207,912    $  19,423    $  (4,932)   $ 222,403
                                           =========    =========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable                           $  13,290    $   2,946    $    --      $  16,236
Accrued payroll costs                          3,633         --           --          3,633
Accrued interest                               1,827         --           --          1,827
Other current liabilities                      9,647        4,294         --         13,941
                                           ---------    ---------    ---------    ---------
    Total current liabilities                 28,397        7,240         --         35,637

Long-term debt                                80,616         --           --         80,616
Intercompany debt                               --          4,932       (4,932)        --
Post-retirement benefit obligation            16,103         --           --         16,103
Other non-current liabilities                 14,149        3,389         --         17,538
                                           ---------    ---------    ---------    ---------
    Total liabilities                        139,265       15,561       (4,932)     149,894

STOCKHOLDERS' EQUITY:
Common stock and additional paid-in capital   71,000         --           --         71,000
(Accumulated deficit) retained earnings       (2,289)       2,619         --            330
Treasury stock                                    (1)        --           --             (1)
Accumulated benefit obligation in
 excess of plan assets                          (154)        --           --           (154)
Accumulated foreign currency translation
  adjustment                                      91        1,243         --          1,334
                                           ---------    ---------    ---------    ---------
 Total stockholders' equity                   68,647        3,862         --         72,509
                                           ---------    ---------    ---------    ---------
 Total liabilities and stockholders' equity$ 207,912   $  19,423    $  (4,932)   $ 222,403
                                           =========    =========    =========    =========


                           SPRECKELS INDUSTRIES, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                            YEAR ENDED JUNE 30, 1996



                                                            COMBINED
                                            COMBINED         NON-
                                            GUARANTOR       GUARANTOR
                                            SUBSIDIARIES   SUBSIDIARIES ELIMINATIONS CONSOLIDATED
(dollars in thousands)

Net sales                                      $ 155,857    $  31,110    $    --      $ 186,967
Cost of product sold                             113,832       18,024         --        131,856
                                               ---------    ---------    ---------    ---------
Gross profit                                      42,025       13,086         --         55,111

OPERATING EXPENSES:
Selling, general and administrative
  expenses                                        26,169        8,098         --         34,267
Amortization of excess reorganization
  value                                            1,739          (23)        --          1,716
Equity (in earnings) loss of subsidiaries         (2,997)        --          2,997         --
                                               ---------    ---------    ---------    ---------

Operating income (loss) from continuing
  operations                                      17,114        5,011       (2,997)      19,128
Interest expense, net                              7,964           47         --          8,011
                                               ---------    ---------    ---------    ---------
Income (loss) from continuing operations
  before provision for income taxes                9,150        4,964       (2,997)      11,117
Provision for income taxes                         2,282        1,967         --          4,249
                                               ---------    ---------    ---------    ---------
Net income (loss) from continuing operations       6,868        2,997       (2,997)       6,868

DISCONTINUED OPERATIONS:
Loss from the operation of
  discontinued sweetener operations               (2,263)        --           --         (2,263)
Loss on disposal of sweetener business,
  net of income taxes                            (56,659)        --           --        (56,659)
                                               ---------    ---------    ---------    ----------
Loss from discontinued operations,
    net of tax                                   (58,922)        --           --        (58,922)
                                               ---------    ---------    ---------    ----------
Net (loss) income                              $ (52,054)   $   2,997    $  (2,997)   $ (52,054)
                                               =========    =========    =========    =========


                           SPRECKELS INDUSTRIES, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS



                                             YEAR ENDED JUNE 30, 1995

                                                            COMBINED
                                            COMBINED          NON-
                                            GUARANTOR      GUARANTOR
                                            SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
(dollars in thousands)

Net sales                                      $ 153,676    $  26,904    $    --      $ 180,580
Cost of product sold                             113,631       15,711         --        129,342
                                               ---------    ---------    ---------    ---------
Gross profit                                      40,045       11,193         --         51,238

OPERATING EXPENSES:
Selling, general and administrative
  expenses                                        25,805        7,126         --         32,931
Restructuring costs                                1,122         --           --          1,122
Amortization of excess reorganization
  value                                            1,825          (23)        --          1,802
Equity (in earnings) loss of subsidiaries         (2,203)        --          2,203         --
                                               ---------    ---------    ---------    ---------


Operating income (loss)  from continuing
  operations                                      13,496        4,090       (2,203)      15,383

Interest expense, net                              8,072           74         --          8,146
                                               ---------    ---------    ---------    ---------
Income (loss) from continuing operations
  before provision for income taxes                5,424        4,016       (2,203)       7,237

Provision for income taxes                         1,085        1,813         --          2,898
                                               ---------    ---------    ---------    ---------

Net income (loss) from continuing operations       4,339        2,203       (2,203)       4,339

DISCONTINUED OPERATIONS:
Loss from the operation of
  discontinued sweetener operations               (6,479)        --           --         (6,479)

Loss on disposal of sweetener business,
  net of income taxes                               --           --           --           --
                                               ---------    ---------    ---------    ---------

Loss from discontinued operations,
    net of tax                                    (6,479)        --           --         (6,479)
                                               ---------    ---------    ---------    ---------

Net (loss) income                              $  (2,140)   $   2,203    $  (2,203)   $  (2,140)
                                               =========    =========    =========    =========




                           SPRECKELS INDUSTRIES, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS



                                         ELEVEN MONTHS ENDED JUNE 30, 1994

                                                         COMBINED
                                           COMBINED         NON-
                                           GUARANTOR      GUARANTOR
                                           SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED
(dollars in thousands)

Net sales                                   $ 141,949    $  19,055    $    --      $ 161,004
Cost of product sold                          103,907       11,211         --        115,118
                                            ---------    ---------    ---------    ---------
Gross profit                                   38,042        7,844         --         45,886

OPERATING EXPENSES:
Selling, general and administrative
  expenses                                     24,547        4,757         --         29,304
Restructuring costs                              --           --           --           --
Amortization of excess reorganization
  value                                         2,347          (20)        --          2,327
Equity (in earnings) loss of subsidiaries      (2,075)        --          2,075         --
                                            ---------    ---------    ---------    ---------

Operating income from continuing
  operations                                   13,223        3,107       (2,075)      14,255
Interest expense, net                           7,281           98         --          7,379
                                            ---------    ---------    ---------    ---------
Income (loss) from continuing operations
  before provision for income taxes             5,942        3,009       (2,075)       6,876

Provision for income taxes                      2,676          934         --          3,610
                                            ---------    ---------    ---------    ---------

Net income (loss) from continuing
  operations                                    3,266        2,075       (2,075)       3,266

DISCONTINUED OPERATIONS:
Loss from the operations of discontinued
  sweetener operations                           (796)        --           --           (796)
Loss on disposal of sweetener business,
  net of income taxes                            --           --           --           --
                                            ---------    ---------    ---------    ---------

Loss from discontinued operations,
  net of tax                                     (796)        --           --           (796)
                                            ---------    ---------    ---------    ---------

Net income (loss)                           $   2,470    $   2,075    $  (2,075)   $   2,470
                                            =========    =========    =========    =========


                           SPRECKELS INDUSTRIES, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS



                                               ONE MONTH ENDED JULY 31, 1993

                                                               COMBINED
                                               COMBINED         NON-
                                               GUARANTOR      GUARANTOR
                                               SUBSIDIARIES   SUBSIDIARIES ELIMINATIONS CONSOLIDATED
(dollars in thousands)

Net sales                                          $ 11,935    $  1,531    $   --      $ 13,466
Cost of product sold                                  8,115         908        --         9,023
                                                   --------    --------    --------    --------
Gross profit                                          3,820         623        --         4,443

OPERATING EXPENSES:
Selling, general and administrative
  expenses                                            2,806         392        --         3,198
Restructuring costs                                    --          --          --          --
Amortization of excess reorganization
  value                                                  (2)          2        --          --
Equity (in earnings) loss of subsidiaries                39        --           (39)       --
                                                   --------    --------    --------    --------

Operating income from continuing
  operations                                            977         229          39       1,245
Interest expense, net                                 1,811          15        --         1,826
Reorganization items                                    555        --          --           555
                                                   --------    --------    --------    --------
(Loss) income from continuing operations
  before provision for income taxes                  (1,389)        214          39      (1,136)

(Benefit) provision for income taxes                   (105)        105        --          --
                                                   --------    --------    --------    --------

(Loss) income from continuing operations
   before discontinued operations,
  fresh-start adjustments, cumulative
  effect of changes in accounting principle,
  and
  extraordinary item                                 (1,284)        109          39      (1,136)

DISCONTINUED OPERATIONS:
Loss from the operation of
  discontinued sweetener operations                  (2,910)       --          --        (2,910)

Loss on disposal of sweetener business,
  net of income taxes                                  --          --          --          --
                                                    --------    --------    --------     -------

Loss from discontinued operations,
    net of tax                                       (2,910)       --          --        (2,910)

Fresh-start reporting adjustments, net of tax        16,194        (148)       --        16,046

Cumulative effect of changes in accounting
  principle, net of tax                              (3,938)       --          --        (3,938)

Extraordinary item, debt forgiveness, net of tax     26,388        --          --        26,388
                                                   --------    --------    --------    --------

Net income (loss)                                  $ 34,450    $    (39)   $     39    $ 34,450
                                                   ========    ========    ========    ========


                           SPRECKELS INDUSTRIES, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                            YEAR ENDED JUNE 30, 1996



                                                            COMBINED
                                               COMBINED        NON-
                                              GUARANTOR      GUARANTOR
                                              SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS CONSOLIDATED

(dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                $(55,051)   $  2,997    $   --      $(52,054)
  Equity in earnings of subsidiaries                  2,997        --        (2,997)       --
  Loss from discontinued operations                  58,922        --          --        58,922
  Depreciation and amortization                       4,436         194        --         4,630
  Deferred income tax                                 1,112        --          --         1,112
  Gain on the sale of fixed assets                       76        --          --            76
Net changes in operating assets and liabilities:
  (Increase) decrease  in receivables,
     prepaid expenses and other assets               (2,197)        145        --        (2,052)
  Decrease (increase) in inventories                  4,183        (404)       --         3,779
  Increase (decrease) in trade payables,
    accrued expenses and other
    current liabilities                               1,450        (130)       --         1,320
  (Decrease) increase in postretirement
    benefit obligation                                 (696)        166        --          (530)
  Increase (decrease) in other noncurrent
    obligations                                       1,456        (960)       --           496
                                                   --------    --------    --------    --------

  Net cash provided by (used in)
    continuing operations                            16,688       2,008      (2,997)     15,699
  Discontinued operations-Net cash used
    in discontinued operations                      (22,144)       --          --       (22,144)
                                                   --------    --------    --------    --------
  Net cash (used in) provided by
    operating activities                             (5,456)      2,008      (2,997)     (6,445)
                                                   --------    --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (3,520)     (1,410)       --        (4,930)
  Proceeds from the sale of discontinued
    operations                                       29,312        --          --        29,312
  Proceeds from the sale of fixed assets                (18)         28        --            10
  Investment in joint ventures                         (136)       --          --          (136)
                                                   --------    --------    --------    --------
Net cash provided by (used in)
  investing activities                               25,638      (1,382)       --        24,256
                                                   --------    --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under capital leases obligations        (193)       --          --          (193)
  (Decrease) increase in short-term debt                (52)        262        --           210
  Repayment of revolving loan                       (33,162)       --          --       (33,162)
  Net borrowings - revolver                          22,546        --          --        22,546
  Intercompany transfers                              1,464      (1,464)       --          --
  Proceeds from the exercise of stock
    options and warrants                                571        --          --           571
                                                               --------    --------    --------
Net cash used in financing activities                (8,826)     (1,202)       --       (10,028)
                                                   --------    --------    --------    --------
Net increase (decrease) in cash
  and cash equivalents                               11,356        (576)     (2,997)      7,783
Cash and cash equivalents at
  beginning of period                                   294       2,145        --         2,439
                                                   --------    --------    --------    --------
Cash and cash equivalents at
  end of period                                    $ 11,650    $  1,569    $ (2,997)   $ 10,222
                                                   ========    ========    ========    ========


                           SPRECKELS INDUSTRIES, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                            YEAR ENDED JUNE 30, 1995

                                                               COMBINED
                                              COMBINED           NON-
                                               GUARANTOR      GUARANTOR
                                               SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED

(dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                $ (4,343)   $  2,203    $   --      $ (2,140)
  Equity in earnings of subsidiaries                  2,203        --        (2,203)       --
  Loss from discontinued operations                   6,479        --          --         6,479
  Depreciation and amortization                       4,388         201        --         4,589
  Deferred income tax                                (1,316)       --          --        (1,316)
  Gain on the sale of fixed assets                       19        --          --            19
Net changes in operating assets and liabilities:
  Decrease (increase) in receivables,
    prepaid expenses and other
    current assets                                    1,436      (2,619)       --        (1,183)
  Increase in inventories                            (4,222)     (2,752)       --        (6,974)
  Increase in trade payables, accrued
    expenses and other current liabilities            2,553       3,263        --         5,816
  (Decrease) increase in other
    non-current liabilities                          (6,009)      1,176        --        (4,833)
  Decrease in deferred carges and
    other assets                                      1,059         900        --         1,959
                                                   --------    --------    --------    --------

  Net cash provided by continuing
    operations                                        2,247       2,372      (2,203)      2,416
  Discontinued operations-Net cash used
    in discontinued operations                      (19,465)       --          --       (19,465)
                                                               --------    --------    --------
  Net cash (used in) provided by
    operating activities                            (17,218)      2,372      (2,203)    (17,049)
                                                   --------    --------    --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (4,279)     (1,035)       --        (5,314)
  Proceeds from the sale of subsidiary
    company                                          21,800        --          --        21,800
  Proceeds from the sale of fixed assets                 39        --          --            39
  Investment in joint ventures                         (370)       --          --          (370)
                                                   --------    --------    --------    --------
Net cash provided by (used in)
  investing activities                               17,190      (1,035)       --        16,155
                                                   --------    --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under
    capital lease obligations                           275         (82)       --           193
  Decrease in short-term debt                           (30)       --          --           (30)
  Repayment of revolving loan                        (8,511)       --          --        (8,511)
  Net borrowings - revolver                          10,616        --          --        10,616
                                                   --------    --------    --------     -------
  Net cash provided by (used in)
  financing activities                                2,350         (82)       --         2,268
                                                   --------    --------    --------    --------
Net increase (decrease) in cash
  and cash equivalents                                2,322       1,255      (2,203)      1,374
Cash and cash equivalents at
  beginning of period                                   175         890        --         1,065
                                                   --------    --------    --------    --------
Cash and cash equivalents at
  end of period                                    $  2,497    $  2,145    $ (2,203)   $  2,439
                                                   ========    ========    ========    ========


                           SPRECKELS INDUSTRIES, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        ELEVEN MONTHS ENDED JUNE 30, 1994



                                                            COMBINED
                                                COMBINED       NON-
                                               GUARANTOR     GUARANTOR
                                               SUBSIDIARIES SUBSIDIARIES   ELIMINATIONS CONSOLIDATED

(dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $    395    $  2,075    $   --      $  2,470
  Equity in earnings of subsidiaries                  2,075        --        (2,075)       --
  Loss from discontinued operations                     796        --          --           796
  Depreciation and amortization                       5,839         116        --         5,955
  Deferred income tax                                    90        --          --            90
Net changes in operating assets and liabilities:
  (Increase) decrease in receivables, prepaid
   expenses and other current assets                 (3,636)      2,043        --        (1,593)
  (Increase) decrease in inventories                 (4,833)        117        --        (4,716)
    Decrease in trade payables, accrued
    expenses and other current liabilities          (11,055)     (2,152)       --       (13,207)
  Increase in other noncurrent obligations           18,828         936        --        19,764
                                                   --------    --------    --------    --------
Net cash provided by continuing operations            8,499       3,135      (2,075)      9,559
Net cash used in discontinued operations            (10,531)       --          --       (10,531)
                                                   --------    --------    --------    --------
Net cash (used in) provided by
    operating activities                             (2,032)      3,135      (2,075)       (972)
                                                   --------    --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (2,885)        (55)       --        (2,940)
  Proceeds from the sale of discontinued
    operations                                         --          --          --          --
                                                   --------    --------    --------     -------
Net cash used in investing activities                (2,885)        (55)       --        (2,940)
                                                   --------    --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt                647        (647)       --          --
  Net borrowings - revolver                          (2,520)       --          --        (2,520)
  Intercompany transfers                              1,910      (1,910)       --          --
                                                   --------    --------    --------    --------
Net cash provided by (used in)
  financing activities                                   37      (2,557)       --        (2,520)
                                                   --------    --------    --------    --------
Net (decrease) increase in cash
  and cash equivalents                               (4,880)        523      (2,075)     (6,432)
Cash and cash equivalents at
  beginning of period                                 7,130         367        --         7,497
                                                   --------    --------    --------    --------
Cash and cash equivalents at
  end of period                                    $  2,250    $    890    $ (2,075)   $  1,065
                                                   ========    ========    ========    ========


                           SPRECKELS INDUSTRIES, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          ONE MONTH ENDED JULY 31, 1993



                                                               COMBINED
                                               COMBINED         NON-
                                               GUARANTOR       GUARANTOR
                                               SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS CONSOLIDATED

(dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $ 34,489    $    (39)   $   --     $ 34,450
  Equity in earnings of subsidiaries                    (39)       --            39       --
  Reorganization items                                  555        --          --          555
  Loss from discontinued operations                   2,910        --          --        2,910
  Depreciation and amortization                         445          13        --          458
  Deferred income tax                                  --          --          --         --
  Fresh-start adjustments                           (16,194)        148        --      (16,046)
  Gain on debt forgiveness                          (26,388)       --          --      (26,388)
  Cumulative effect of changes in
    accounting principle                              3,938        --          --        3,938
Net changes in operating assets and liabilities:
  (Increase) decrease in receivables, prepaid
   expenses and other assets                           (884)        344        --         (540)
  (Increase) decrease in inventories                 (2,664)        450        --       (2,214)
  (Decrease) increase in trade payables,
    accrued expenses and other current
    liabilities                                      (4,399)        809        --       (3,590)
  Increase (decrease) in other
    non-current liabilities                          (3,330)       (227)       --       (3,557)
                                                   --------    --------    --------   --------
Net cash (used in) provided  by
  continuing operations                             (11,561)      1,498          39    (10,024)
  Discontinued operations-Net cash
    provided by discontinued operations              56,865        --          --       56,865
                                                   --------    --------    --------   --------
Net cash provided by operating activities            45,304       1,498          39    (46,841)
                                                   --------    --------    --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (536)         (1)       --         (537)
  Proceeds from the sale of discontinued
    operations                                          (30)         30        --         --
  Proceeds from sale of fixed assets                     29        --          --           29
  Other                                               1,074        --          --        1,074
                                                   --------    --------    --------   --------
Net cash provided by investing activities               537          29        --          566
                                                   --------    --------    --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt                273        (273)       --         --
  Repayment of revolving loan                       (30,009)       --          --      (30,009)
  Decrease in liabilities subject
    to compromise                                   (92,503)       --          --      (92,503)
  Net borrowings - revolver                          11,036        --          --       11,036
  Repayment of long-term debt                       (40,006)       --          --      (40,006)
  Issuance of senior notes                           70,000        --          --       70,000
  Intercompany transfers                              1,365      (1,365)       --         --
                                                   --------    --------    --------   --------
Net cash used in financing activities               (79,844)     (1,638)       --      (81,482)
                                                   --------    --------    --------   --------
Net decrease in cash and cash equivalents           (34,003)       (111)         39    (34,075)
Cash and cash equivalents at
  beginning of period                                41,094         478        --       41,572
                                                   --------    --------    --------   --------
Cash and cash equivalents at
  end of period                                    $  7,091    $    367    $     39   $  7,497
                                                   ========    ========    ========   ========


                                   SCHEDULE II
                           SPRECKELS INDUSTRIES, INC.
                      VALUATION AND QUALIFYING ACCOUNTS(1)
                                 (IN THOUSANDS)


           COLUMN A           COLUMN B    COLUMN C   COLUMN D    COLUMN E       COLUMN F
---------------------------   --------   ---------  -----------  ------        --------
                              Balance at Charged to             Fresh-Start    Balance at
                              Beginning  Costs and               Accounting       End
       Classification         of Period  Expenses   Deductions   Adjustments  of Period

June 30, 1996:
Reserve for doubtful accounts   $1,160   $  174     $ (323)   $          --     $1,011
Accumulated amortization of
  excess reorganization value    3,570    1,716      --                  --      5,286
Accumulated amortization of
 bond issue costs                  360      212      --                  --        572
                                ------   ------     ------    ---------------   ------
         Total                  $5,090   $2,102     $ (323)   $          --     $6,869
                                ======   ======     ======    ===============   ======

June 30, 1995:
Reserve for doubtful accounts   $  576   $  744   $ (160)    $          --     $1,160
Accumulated amortization of
  excess reorganization value    2,327    1,802     (559)               --      3,570
Accumulated amortization of
  bond issue costs                 148      212     --                  --        360
                                ------   ------   ------     ---------------   ------
         Total                  $3,051   $2,758   $ (719)    $          --     $5,090
                                ======   ======   ======    ===============    ======

June 30, 1994:
Reserve for doubtful accounts   $  824   $  202   $ (450)    $          --     $  576
Accumulated amortization of
 excess reorganization value      --      2,327     --                  --      2,327
Accumulated amortization of
  bond issue costs                --        148     --                  --        148
                                ------   ------   ------     ---------------   ------
         Total                  $  824   $2,677   $ (450)    $          --     $3,051
                                ======   ======   ======     ===============   ======

August 1, 1993:
Reserve for doubtful accounts   $  573      251   $ --       $          --     $  824
Accumulated amortization of
  goodwill                       8,293      119     --                (8,412)       0
                                ------   ------   ------     ---------------   ------
         Total                  $8,866   $  370   $ --       $        (8,412)  $  824
                                ======   ======   ======     ===============   ======

June 30, 1993:
Reserve for doubtful accounts   $  599   $  179   $ (205)    $          --     $  573
Accumulated amortization of
 goodwill                        6,869    1,424     --                  --      8,293
                                ------   ------   ------     ---------------   ------
         Total                  $7,468   $1,603   $ (205)    $          --     $8,866
                                ======   ======   ======     ===============   ======


                                  EXHIBIT INDEX

         Asterisk indicates exhibit previously filed with the Commission and incorporated herein by reference as indicated.





Exhibits
3.1*              Restated Certificate of Incorporation of the Registrant.  (1994 Form 10-K, File No.
                  0-23050, Exhibit 3.1).

3.2*              By-laws of the Registrant, as amended on November 11, 1995 (1995 Form 10-K, File
                  No. 0-23050, Exhibit 3.2).

4.1*              Indenture entered into by the Registrant and Chemical Trust Company of California,
                  as Trustee (including form of Note).  (1994 Form 10-K, File No. 0-23050, File No.
                  00-23050, Exhibit 4.1).

4.2*              Supplemental Indenture entered into by the Registrant and Chemical Trust Company of California, as Trustee.  (1994 Form 10-K, File No. 0-23050, Exhibit 4.2).

4.3*              Form of Warrants of the Registrant.  (1994 Form 10-K, File No. 0-23050, Exhibit
                  4.3).

10.1*             Senior Notes Agreement dated as of September 2, 1993, by and among the
                  Registrant, Citibank, N.A., Union Bank, Pacific Corinthian Life Insurance and The
                  Resolution Trust Corporation as Conservator for HomeFed Bank, F.A. (1994 Form
                  10-K, File No. 0-23050, Exhibit 10.1).

10.2*             Registration Rights Agreement dated September 2, 1993, by and among the
                  Registrant and the persons identified therein. (1994 Form 10-K, File No. 0-23050,
                  Exhibit 10.2).

10.4*             Form of Indemnification Agreement entered into by and between the Registrant and each of George A. Lamberth, Donald C. Roof, Robert L. Schmalz, David E.
                  Dennehy, James E. Boyd, Lynn R. Matzen and Richard A. Harmon.  (S-1 Registration
                  Statement No. 33-67740).

10.5*             Employee Stock Ownership Plan, effective July 1, 1987.  (S-1 Registration Statement
                  No. 33-67740).

10.6*             1993 Nonstatutory Stock Option Plan (Form 8-K dated April 18, 1994, File
                  No. 0-23050, Exhibit 10.18, File No. 0-23050, Exhibit 10.18).

10.7*             Form of Nonstatutory Option Agreement (Form 8-K dated April 18, 1994, File No.
                  0-23050, Exhibit 10.19).







10.8*             Severance Agreement dated December 21, 1993, between Spreckels Industries, Inc.
                  and George A. Lamberth (Form 8-K dated April 18, 1994, File No. 0-23050, Exhibit
                  10.20).

10.9*             1993 Directors' Stock Option Plan (Form 8-K dated April 18, 1994, File
                  No. 0-23050, Exhibit 10.26).

10.10*            Form of 1993 Directors' Stock Option Plan; Nonstatutory Stock Option Agreement
                  (Form 8-K dated April 18, 1994, File No. 0-23050).

10.11*            Form of Officers' and Directors' Indemnity Agreement.  (S-1 Registration Statement
                  No. 33-67740).

10.12*            Secured Revolving Credit Agreement between the Registrant, Spreckels Sugar
                  Company, Inc., Duff-Norton Company, Inc. and Harris Trust and Savings Bank dated as of July 22, 1994.  (1994 Form 10-K, File No. 0-23050, Exhibit 10.29).

10.13*            Stock Purchase Agreement as of June 30, 1994 by and between NCD Acquisition
                  Company and the Registrant.  (1994 Form 10-K, File No. 0-2350, Exhibit 10.30).

10.14*            Excess Benefit Plan of the Registrant.  (1994 Form 10-K, File No. 0-23050, Exhibit
                  10.32).

10.15             Amended and Restated Registrant's Employees' Incentive Savings Plan.

10.16*            Retirement Plan for Salaried Employees of Duff-Norton Company, Inc.  (1994 Form
                  10-K, File No. 0-23050, Exhibit 10.35).

10.17*            Disclosure Statement for Registrant's Third Amended Plan of Reorganization.  (1994
                  Form 10-K, File No. 0-23050, Exhibit 10.37).

10.18*            Bart A. Brown, Jr. Consulting Agreement dated July 14, 1994 (1995 Form 10-K, file
                  No. 0-23050, Exhibit 10.38).

10.19*            Robert J. McLaughlin Consulting Agreement dated February 28, 1995 (1995 Form
                  10-K, file No. 0-23050, Exhibit 10.39).

10.20*            Stock Purchase Agreement of Carbidie Corporation dated November 4, 1994 (1995
                  Form 10-K, file No. 0-23050, Exhibit 10.40).

10.21*            Stock Purchase Agreement dated January 8, 1996, between Registrant and Holly
                  Sugar Corporation for the sale of Spreckels Sugar Company, Inc. , dated January 8,
                  1996 (Form 8-K, file No. 0-23050, Exhibit 99.1).







10.22*            Agreement and Plan of Merger among Spreckels Industries, Inc., Columbus
                  McKinnon Corporation and L. Acquisition Corp., dated August 24, 1996(Exhibit 1 to Registrant's Schedule 14D-9 filed on September 3, 1996).

10.23*            Severance Compensation Agreement (incorporated as Exhibit 2 to Registrant's
                  Schedule 14D-9 filed on August 1, 1996).

10.24*            Amended Severance Compensation Agreement between the Company and Gary L.
                  Tessitore, (Exhibit 11(a) to Amendment No. 1 to Registrant's 14D-9 filed on August
                  1, 1996).

10.25*            Amended Severance Compensation Agreement between the Company and Donald C.
                  Roof,  (Exhibit 11(b) to Amendment No. 1 to Registrant's 14D-9 filed on August 1,
                  1996).

10.26*            Severance Compensation Agreement (Exhibit 3 to Registrant's Schedule 14D-9 filed on August 1, 1996).

10.27*            Form of Corporate Office Employee Bonus Plan (Exhibit 11(c) to Amendment No.
                  1 to Registrant's 14D-9 filed on August 1, 1996).

10.28*            Form of Amendment to Indemnification Agreement (Exhibit 6(b) to  to Registrant's
                  14D-9 filed on September 3, 1996).

10.29*            Rights Agreements dated November 11, 1995 (Form 8-K dated November 17, 1997,
                  File No. 0-23050, Exhibit 1).

10.30*            Amendment to Rights Agreement dated January 8, 1996 (Form 8-K dated February
                  5, 1996,  File No. 0-23050, Exhibit 1).

10.31*            Amendment to Rights Agreement dated July 23, 1996 (Registrant's 14D-9 dated
                  August 1, 1996, File No. 0-23050, Exhibit 8(c)).

10.32*            Amendment to Rights Agreement dated August 23, 1996 (Registrant's Amended
                  14D-9 dated August 1, 1996, File No. 0-23050, Exhibit 14).

10.33             Severance Agreement dated June 5, 1996 between Spreckels Industries, Inc. and
                  James E. Boyd.

10.34             First Amendment to Secured Revolving Credit Agreement and Secured Revolving
                  Credit Note between Registrant, Duff-Norton Company, Inc. and Harris Trust and
                  Savings Bank dated April 19, 1996.

21                List of subsidiaries of the Registrant.

22                Powers of Attorney.